Form 10-K
period 1995-09-30
CHURCHILL TECHNOLOGY INC
filed 1996-01-04
CIK 721233

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        _______________

                          FORM 10-KSB
(Mark One)
 [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended September 30, 1995
                               OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ________ to ________

                 Commission file number 0-11372

                                        CHURCHILL TECHNOLOGY INC.
         (Name of Small Business Issuer in Its Charter)
                                   Colorado
                           84-0904172
                  (State or other jurisdiction
                        (I.R.S. Employer
                 incorporation or organization)
                       Identification No.)

             181 Cooper Avenue, Tonawanda, New York
                              14150
(Address of Principal Executive Offices)                    (Zip
                              Code)

Registrant's telephone number, including area code:   (716)  874-
8696
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                                        Common  Stock,  $.02  Par
Value
                        (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No __

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Stated  issuer's  revenues  for  its  most  recent  fiscal  year.
$878,842

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which such stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            APPLICABLE ONLY TO CORPORATE REGISTRANTS
The   number  of  outstanding  shares  of  Common  Stock  of  the
Registrant as of December 11, 1995 was 99,930,311.

Transitional Small Business Disclosure Format (Check One):
Yes___  No  X

               DOCUMENTS INCORPORATED BY REFERENCE
Registrant's  definitive Proxy Statement to be filed  within  120 days of the close of Registrant's fiscal year. Incorporated by Reference in Items 9, 10, 11 and 12 of Part III of this Form 10-
KSB.
                       TABLE OF CONTENTS

Page
PART I

     Item 1.   Business                                         2

     Item 2.   Description of Property                          5

     Item 3.   Legal Proceedings                                5

     Item 4.        Submission of Matters to a Vote of
               Security Holders                                 5

PART II

     Item 5.        Market for Common Equity and
               Related Stockholder Matters                      5

     Item 6.        Management's Discussion and Analysis
               or Plan of Operation                             6

     Item 7.                                 Financial Statements     10

     Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure          10

PART III

      Item 9.        Directors, Executive Officers, Promoters and
Control
                Persons;  Compliance with Section  16(a)  of  the
Exchange Act   10

     Item 10.  Executive Compensation                          12

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                           13

     Item 12.  Certain Relationships and Related
               Transactions                                    14

       Item   13.   Exhibits  and  Reports  on  Form   8-K     14

                             PART I

ITEM 1.   BUSINESS

          The Company was organized under the laws of the State of Colorado on March 16, 1983. From its incorporation until mid-1987, the Company was primarily engaged in the business of providing management and consulting services to affiliates, subsidiaries, and new and existing companies. From 1987 through 1989, the Company essentially limited its activities to the review and reorganization of companies involved in Chapter 11 bankruptcy proceedings. Such activity resulted in the Company acquiring, through plans of reorganization, the assets of three oil and gas companies and their affiliates and an equity position in a fourth. During fiscal 1990, the Company acquired equity positions in two oil and gas companies. In order to facilitate these transactions, the Company incorporated Trans Energy, Inc., a wholly-owned subsidiary. In fiscal 1991, the Company concentrated its efforts in providing to other companies, through synergy of size, cost-effective and efficient comprehensive management services in the areas of engineering, administration, facilities and records management, and oil and gas accounting.
In fiscal 1993, the Company merged its wholly-owned subsidiary, Churchill Italy, Inc., into Traiana, Inc., a Florida corporation ("Traiana"). Subsequently, Traiana distributed sixty percent (60%) of the Company's ownership in Traiana to the Company's shareholders.

     On December 8, 1993, the Company exchanged 2.5 million shares of its Common Stock for ten percent of the issued share capital of Churchill Technology (Isle of Man) Limited ("CTI-IOM"), an Isle of Man company which owned certain intellectual property rights related to a process of manufacturing composite polymeric articles referred to as "biodegradable" plastic. On February 22, 1994, the Company exchanged 28,750,000 shares of its Common Stock to acquire the remaining 90 percent of CTI-IOM. The Company accounted for the transaction as a recapitalization of the Company with CTI-IOM as the accounting acquirer (reverse acquisition). On February 22, 1995, the Company assigned and transferred all of the issued and outstanding capital stock of CTI-IOM to a former officer of CTI-IOM. In exchange, Novon International, Inc., a Delaware corporation, ("Novon") a recently acquired merged company in the business of biodegradable additives and compounds, was assigned all of the intellectual property rights relating to biodegradable plastics.

     As a condition precedent to the acquisition of CTI-IOM, a separation of the assets of the Company was effected for the benefit of the Churchill shareholders of record as of February 22, 1994 (the "Churchill Record Shareholders"). The Company transferred all of the assets, property, subsidiaries, investments, equity interests, cash, contract rights, royalty rights and other rights owned or held by the Company immediately prior to the closing date (the "Churchill Properties"), excluding the ten percent (10%) of CTI-IOM acquired in December 1993, to Churchill USA, Inc., a wholly-owned subsidiary of Churchill ("CUSA"). CUSA also assumed all liabilities associated with the Churchill Properties. Concurrent with the acquisition of CTI-IOM, the Company assigned 100% of the CUSA Common Stock to a trust (the "CUSA Trust"). Wendy Cribari, former executive officer of the Company, is the trustee under the CUSA Trust (the "Trustee"). The CUSA Trust will hold the CUSA shares until February 2001. The recipients of the total of 31,250,000 shares of the Company's Common Stock issued in the CTI-IOM transaction and any subsequent recipients of newly issued shares have relinquished certain rights to the CUSA shares in favor of Churchill Record Shareholders until February 2001.

     On December 30, 1994, the Company, CUSA and the Trustee, amended the CUSA Trust Agreement to clarify certain provisions related to the shares and assets of CUSA and contingent consideration to be paid to Churchill Record Shareholders. The Amendment provided for the issuance of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") of the Company to the Trustee to be held in trust until February 2001, at which time the shares of Convertible Preferred Stock will be converted, if possible pursuant to the designated terms of the Convertible Preferred Stock, into shares of the Company's Common Stock and distributed to the Churchill Record Shareholders. The shares of Convertible Preferred Stock are convertible into shares of Common Stock at the end of seven years based upon the fair market value of the net assets of the Company, excluding CUSA, divided by the Average Daily Common Share Value, as defined. See "Description of Capital Stock -- Series A Convertible Preferred Stock."

     The Company's principal executive offices are located at 181
Cooper Avenue, Tonawanda, New York 14150 and its telephone number is (716) 874-8696.

Recent Developments

     Acquisition and disposition of Stark Industries, Inc./CHC. On December 1, 1994, the Company entered into an agreement to renegotiate and acquire all of the issued and outstanding shares of Stark Industries, Inc., a Michigan corporation ("Stark") whose sole asset is a 54% equity interest in Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a Mississippi corporation for 4.0 million newly issued shares of common stock of the Company and $300,000 cash. On July 13, 1995, the Company sold its 54% interest in CHC for $825,000 cash and preferred convertible stock of the purchaser.

     Acquisition of Novon. Novon was incorporated in February 1994. In December 1994, Novon acquired biodegradable technology from Warner-Lambert Company for $1,950,000 in cash. This technology included patents, trademarks, copyrights and contract rights. In January 1995, Ecostar International L.P. ("Ecostar L.P."), a limited partnership in the business of biodegradable additives and compounds, merged into Novon, with each of the limited partners receiving a proportionate number of shares of Novon for their interest in Ecostar L.P. On February 10, 1995, the Company completed the acquisition of 100% of the issued and outstanding stock of Novon. The former shareholders of Novon received 11 million restricted shares of the Company's Common Stock. Pursuant to the Agreement and Plan of Merger dated February 10, 1995 among the Company, Novon and Novon Acquisition Corp. (the "Acquisition Agreement"), the Company has agreed to adjust the purchase price in the event that the sixty (60) day average closing bid price of the Company's Common Stock as reported by Nasdaq for the 60-day period preceding the one-year anniversary of the closing is less than $1.00 per share. If such event should occur, the Company has agreed to issue, within 30 days of the one-year anniversary, that number of additional shares of the Company's Common Stock as is necessary so that the aggregate value of all shares of Common Stock issued pursuant to the Acquisition Agreement is equal to $11,000,000, but not to exceed 11,000,000 additional shares.

     At the time of the Novon acquisition, Robert Downie, the Chairman, Chief Executive Officer, President and Director of the Company was the beneficial owner of 5,432,000 shares of Common Stock of Novon and the President and Director of Novon. Brian Aldous, the Vice President -- Operations of the Company, Graham
M. Chapman, the Vice-President -- Technology of the Company, and
Richard

Meyers, the Vice-President -- Sales of the Company held similar positions with Novon. At the time of the transaction, Mr.
Chapman was the beneficial owner of 72,000 shares of Common Stock of Novon See "Business -- Recent Developments."

Products

     Ecostar Technologies. The technologies developed by Ecostar L.P. consist of an array of additive packages whose addition in processing polyethylene, polypropylene and polystyrene degrades such materials to a proven ultimate fate of CO2, water, and biomass. This composition of polymers, starch, chemicals and catalyst systems are specially formulated to provide accelerated bio and photodegradation of plastic products. Such additives provide a complete breakdown of polymers into biodegradable residues.

     Novon Technologies. The "Novon" technologies, developed by the polymer product division of Warner Lambert consist of a sophisticated grouping of compounds of proven biodegradability. This entirely new polymeric range of materials is designed with the prime objective of being completely biodegradable yet with exceptional performance as plastic. Not only will the Novon specialty polymers extrude and mold like orthodox plastics, they will decompose like paper, leaves, and wood chips, leaving no synthetic or toxic residues. The Novon specialty polymers are an entirely new materials technology for packaging, food service, waste bags and a host of other applications in a variety of industries. Some grades of the Novon polymer disintegrate in water and can be turned into products that are most suited to flushing down the sewer or disposed of at sea. "Novon" is a name established by Warner Lambert and recognized as a product of quality and performance. Management of the Company believes its availability will provide Churchill with commercial growth by continuing the supply of product to the existing market and by meeting the increasing international demand for a host of the Company's degradable products.

     Vertix Technologies. The Vertix technologies, the original component of the Company, consist of a preferentially soluble family of polymers which radically extends the production possibilities of polyvinyl alcohol (P.V.A). Vertix and its line of products is manufactured using technology based on the co-processing of different grades of polyvinyl alcohols (P.V.A.) from hydrolyzed Polyvinyl acetates, "raw" materials long established in the polymer industry. Vertix combines useful and environmentally beneficial properties of P.V.A. in a proprietary process to produce a laminated film, each layer of which is selected to meet the overall needs in terms of physical and biodegradation properties and is thus "tailored" to a particular product.

Major Customers

     For the year ended September 30, 1995, two customers accounted for 32 percent and 22 percent of total revenues, respectively. As of September 30, 1995, two customers accounted for 48 percent and 10 percent, respectively, of total trade accounts receivable. The loss of any such customers may have a material adverse effect on the Company.

Employees

     At December 11, 1995, the Company had 30 full-time employees.

Patents and Patent Applications

     The Company through Novon, owns the rights to over 350 patents and patent applications worldwide.



ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently leases its administrative and manufacturing facilities, located at 181 Cooper Avenue, Tonawanda, New York. The lease provides for approximately 25,000 square feet at a base annual rent of $105,468. The lease expires in October 1996 and has a five year renewal option.


ITEM 3.   LEGAL PROCEEDINGS

     The Division of Enforcement of the Securities and Exchange Commission ("SEC") commenced a private investigation of the Company and others in August 1995 (File No. H-3071), to determine whether, since September 1993, any persons have engaged, are engaged, or are about to engage in violations of the Federal Securities laws.

     The current management of the Company, which is cooperating with the SEC in the private investigation, cannot at this early stage determine whether any enforcement proceeding may be instituted by the SEC against the Company or others or, if so, whether any such enforcement proceeding would have a material and adverse effect upon the Company, its business or its financial position and condition.

     The Company's subsidiary Novon, is a defendant in actions involving the interpretation of license agreements relating to its Ecostar technologies. Management and legal counsel for the Company are of the opinion the Plaintiffs do not have the legal capacity to commence the action, and filed a motion for the dismissal of the action in 1993. The actions commenced by two of the three plaintiffs were dismissed. The remaining plaintiff must file an amended claim to continue the actions. To date, there has not been an amended claim filed. Accordingly, based upon the facts known to date, management and legal counsel believe Novon has a meritorious defense to the actions asserted against it and should prevail.

     Except as set forth above, the Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on it or its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no matters submitted to a vote of security holders during the fiscal year ended September 30, 1995.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      As of December 7, 1995, the Common Stock is traded on the over-the-counter market. Previously, the Common Stock was traded on The Nasdaq SmallCap Market, trading symbol "CHUR." On December 6, 1995, the Nasdaq Listing Qualifications Committee decided to remove the Company's Common Stock from listing on the Nasdaq SmallCap Market.



      The following table presents, on a quarterly basis, the high and low bid quotations for the Common Stock as reported by The Nasdaq SmallCap Market for the period from October 1, 1993 through September 30, 1995. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and do not necessarily represent actual transactions.

      Period                                 High      Low

     1993:

     October 1 to December 31                       7/8
9/32

     1994

     January 1 to March 31                   2 23/32        1/2
     April 1 to June 30                           2 5/16
31/32
     July 1 to September 30                  1 5/16         5/8
     October 1 to December 31                     1 1/2
27/32

     1995

     January 1 to March 31                   1 1/8          6/32
     April 1 to June 30                           23/32
1/4
     July 1 to September 30                  21/32          13/32


      The number of record holders of the Common Stock as of the close of business on December 11, 1995 was 1,185.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources

     The Company's acquisition strategy resulted in the acquisition of CTI-IOM in February 1994, Stark in December 1994 and Novon in February 1995. The Company has issued a total of 46,250,000 of Common Stock to complete these acquisitions. (In conjunction with the acquisition of Novon, the Company has agreed to provide financing to Novon not to exceed $6.0 million.) This financing will enable Novon to acquire additional manufacturing equipment and capacity. A portion of the financing will be used to satisfy working capital requirements. As of September 30, 1995, an amount of $3,755,923 has been advanced to Novon.

     On March 28, 1995, the Company entered into a letter of intent to sell its 54% interest in Consolidated Health Corporation of Mississippi, Inc. ("CHC"). The transaction closed on July 13, 1995 and the Company received $825,000 cash and preferred convertible stock of the purchaser. This transaction reflects management intent to exit the health care management industry. The Company has no influence in the management of the issuer of the preferred stock or its subsidiary entity.

     In October 1994, the Company completed the sale of 1,000,000 shares of common stock which generated net proceeds of approximately $577,000. The proceeds of these sales of Common
Stock were used for working capital.

     In January 1995, the Company completed the offering of $2.25 million in convertible debentures. The net proceeds of $2,025,000 were used to purchase patents, technology and equipment relating to the polymer products division of Warner Lambert. The convertible debentures bear interest at 6% and were due on December 31, 1995. The debentures were convertible at the option of the holder into common shares of the Company at a discount of 25% to the closing bid price on the date of conversion. In the year ended September 30, 1995, holders of the $2.25 million of convertible debentures gave notice to the Company of their demand to convert the debentures. The Company issued 10,487,408 shares upon conversion of the debentures.

     In May 1995, the Company entered into a private placement agreement with an investment banking firm whereby the Company raised net proceeds of approximately $1.6 million through the issuance of 9,170,140 shares of restricted stock. Additionally, the Company issued 2,100,000 shares valued at $687,500 to the same investment banking firm as payment of investment banking services rendered.

     During the year ended September 30, 1995, the Company was loaned $3,513,980 from two shareholders. During the year ended September 30, 1995, the Company made payments of $2,913,980 on these shareholder loans. In May 1995, one shareholder agreed to convert loans in the amount of $1,030,000 into 5,493,000 common shares of the Company. The loan was converted at a discount of 25% to the market price of the Company's common stock on the date of conversion. Additionally, the Chief Executive Officer had made loans to Novon prior to its acquisition by the Company. The loans are due on demand and total $175,092 at September 30, 1995. Also, the Chief Executive Officer has personal assets collateralizing loans totalling $450,000 and personal guarantees on loans totalling $2,446,816.

     In May 1995, the Company settled a ten year consulting contract through the issuance of 1,607,000 shares valued at $450,000. The consulting contract was with a shareholder of the Company whose services would no longer be necessary due to the relocation of activities related to the biodegradable products and patents to Novon.

     In May 1995, the Company issued 1,000,000 shares valued at $250,000 as severance pay to the former president of the Company.

     In April 1994, the Board of Directors approved the issuance of 4,350,000 shares of common stock as bonus compensation to the former Chairman of the Board and Chief Executive Officer, all of which have since been issued.

     The Company entered into an agreement with a financial consulting group to act as its financial advisor with respect to identifying and evaluating various financing opportunities. The financial consulting group will assist the Company in order to raise working capital up to a minimum aggregate value of $10 million, and the Company will pay a fee equal to 10% of the principal amount of financings. Furthermore, the Company agreed to issue to the financial consulting group a total of 6,000,000 shares of common stock. The Company has paid cash commissions of $107,680 through September 30, 1995 pursuant to this agreement. On July 5, 1995, the Company issued 200,000 shares valued at $100,000 in conjunction with commissions due. Additionally, on July 5, 1995, the Company issued 6,000,000 shares valued at $2,389,500 pursuant to this agreement. The Company has recorded $479,334 in stock issuance costs which have been offset against proceeds from sale of Common Stock in private offerings pursuant to this agreement and it has recorded $1,910,166 as unearned consulting fees.

     In October 1995, the Company entered into an agreement with Discovery Capital, Inc. ("Discovery Capital") for a $1,000,000 private placement of up to 4,000,000 shares of restricted Common Stock of the Company. Each share of stock purchased through this placement includes an option for a period of three years from the date of the agreement to purchase one additional share of Common Stock of the Company at an exercise price of $1.00 per share. To date, the Company has sold 2,180,000 shares for net proceeds of $517,750. Additionally, the Company is committed to pay Discovery Capital a placement fee of ten percent of all capital raised. Fifty percent of the placement fee is to be paid in shares of the Company's restricted Common Stock. The private placement terminates on December 26, 1995, or earlier if determined by Discovery Capital. On December 20, 1995 the Company entered into a modification agreement of the Discovery Capital private placement which extends the option term to four years and revises the exercise price to $0.72 per share. Additionally, the Company has agreed to adjust the total number of shares issued in the private placement if, at the one-year anniversary of the placement, the bid price of the Company's shares is below the original purchase price, up to an aggregate maximum of shares equal to the original number of shares issued. As of December 8, 1995 the Company has sold 2,740,000 shares for net proceeds of $685,000.

     The Company anticipates that it will satisfy its working capital requirements from a combination of medium term financings, working capital and trade lines of credit and, if necessary, from proceeds of sales of Common Stock. The Company also expects to establish license agreements and joint development partnerships for its technologies in certain geographical and product specific areas. The Company expects these activities will generate additional working capital. However, there can be no assurances that the operations of the Company's subsidiaries will achieve profitability or that additional financing will be available to the Company on terms that will be acceptable to it.

Results of Operations

     The consolidated statement of operations for the year ended September 30, 1995 include the historical results of CTI-IOM using the accounting treatment consistent with a reverse acquisition. Accordingly, the historical statement of operations for CUSA has not been included in the consolidated statement of operations due, in part, to the CUSA investment being recorded on the cost basis. The results of operations of Novon are included from the acquisition date. Additionally, the results of operating for Stark are included as discontinued operations due to the sale of CHC.

Year Ended September 30, 1995 and 1994

Revenues

     During the year ended September 30, 1995, the Company recorded revenues of $878,842 related to sales of its biodegradable and related products. These revenues represent eight months of results of Novon subsequent to the acquisition on February 10, 1995.

Expenses

     During the year ended September 30, 1995, the Company incurred cost of sales of $841,275. The costs of sales relates entirely to raw materials, labor, direct and indirect manufacturing cost, excluding depreciation, associated with the production of Novon's biodegradable additives and compounds and related products.

     During the year ended September 30, 1995, the Company incurred selling, general and administrative expenses of $3,790,863. Of this total, approximately $2,415,516 related to the operations of the parent company's executive offices which are now integrated into Novon. Included in the year ended September 30, 1995 were several non-recurring items such as $250,000 severance to the former president of the Company, a settlement of a long term consulting contract for $450,000 and payment of investment banking fees of $687,500. All non-recurring items noted above were paid in Common Stock of the Company and did not require cash expenditures. An additional $408,646 was incurred by CTI-IOM in conjunction with its office and activities. In February 1995, the Company closed the offices of CTI-IOM and the operations relating to it will now be operated at the facilities of Novon. The remaining selling, general and administrative expense of $966,701 was incurred by Novon.

     In conjunction with the sale of CHC, the Company has recorded the results of operations of CHC as discontinued operations. Accordingly, the net loss of CHC for the seven months from acquisition date of December 1, 1994 through July 13, 1995 of $58,770 is recorded as loss from discontinued operations. This net loss was generated on revenues of $2,079,441 and expenses of $2,187,772. Additionally, the Company recorded a loss on disposal of discontinued operations of $2,665,484 to reflect a write-down of its investment in and advances to CHC to its estimated net realizable value.

Period Ended September 30, 1994 Compared With the Year Ended
September 30, 1993

     In the year ended September 30, 1994, the Company recorded a $1,000,000 write-down on its investment in CUSA.

     The consolidated statement of operations for the period ended September 30, 1994 includes the historical results of CTI-IOM using the accounting treatment consistent with a reverse acquisition. Accordingly, the historical statement of operations for CUSA have not been included in the consolidated statement of operations due, in part, to the CUSA investment being recorded on the cost basis. Additionally, CTI-IOM had no results from operations for the year ended September 30, 1993 and therefore, comparisons between periods are not included.

Revenues

     As of September 30, 1994, no material revenues have been generated by CTI-IOM from the commercialization of the "bio-degradable" plastic patents.

Expenses

     General and administrative expenses were approximately $687,000 for the period ended September 30, 1994. Of this total, approximately $527,000 related to parent company activities such as travel expenses and office expenses. The current fiscal period experienced an increase over normal operating expenses due to the relocation of the corporate offices from Lakewood, Colorado to Delray Beach, Florida. Additionally, travel expense was unusually high due to the activity related to the various acquisitions and the different locations of the officers of the Company. Additionally, CTI-IOM recorded approximately $160,000 in general and administrative expenses related to the operation of its office in the Isle of Man.

     Salaries and bonus expense was approximately $8,949,000 for the period ended September 30, 1994. Included in this total was a bonus expense of approximately $8,564,000 paid to the Chief Executive Officer in recognition of his role in the recent acquisitions and reorganization of the Company. This bonus was payable in total through the issuance of 4,350,000 newly-issued common shares of the Company.

     Professional and consulting fees were approximately $1,283,565 for the period ended September 30, 1994. Included in this total was $462,520 for shareholder relations and mergers and acquisitions consulting paid by the issuance of 400,000 common shares in April 1994. Legal and accounting fees, management consulting fees and shareholder relations fees were approximately $312,045 and were incurred in relation to the acquisitions and corporate reorganization. Also included was approximately $509,000 of consulting fees related to consultants involved in the commercialization, production and licensing of the Company's bio-degradable plastics patents.

      The Company recorded an allowance for notes receivable of approximately $490,000 in the period ended September 30, 1994. In conjunction with the Stark acquisition in April 1994, which was amended in December 1994, the Company made loans of approximately $879,000 to Stark and its subsidiaries and affiliates. A reserve of approximately $340,000 was recorded on these notes receivable.

The remaining reserve of $150,000 recorded in the period ended
September 30, 1994 relates to loans of approximately $301,000 made to an entity in which the Company owns certain distribution rights.

ITEM 7.   FINANCIAL STATEMENTS

The  consolidated  financial statements of  Churchill  Technology
Inc.  and  its  subsidiaries are filed as a part of  this  Annual
Report on Form 10-KSB.

ITEM  8.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
     The current executive officers and directors of the Company are as follows:

               Name                Age
Position                             _
Robert H. Downie    71        Chairman, Chief Executive Officer,
                              President and Director

Gamal Marwan        27        Director

Graham M. Chapman   54        Vice President -- Technology
Brian Aldous        57        Vice President -- Operations

Bertha Mitchell          54        Vice President, Treasurer,
Secretary, Chief Financial                        Officer of
Churchill and Director

Richard Meyers           44        Vice President -- Sales

John J. Stanulonis       49        Vice President -- Marketing


       Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. All officers serve at the discretion of the Board of Directors.

     The following sets forth certain biographical information with respect to the directors and executive officers of the Company.

     Robert H. Downie is Chairman, Chief Executive Officer, President and Director. Mr. Downie joined the Company in February 1995. Mr. Downie had been President and a Director of Ecostar International, Inc. since its formation in 1989. In 1984, Mr. Downie founded and served as President of International Imaging Materials, Inc. ("IIMAK"), a manufacturer of thermal heat transfer ribbons whose stock is currently traded on the Nasdaq National Market. Mr. Downie is a member of the Board of Trustees of the Rochester Institute of Technology. Member Executive Committee of Board at Webcraft Technologies.

     Gamal Marwan is a Director of the Company. He is also currently Vice President and a Director of Fima Capital Corporation and the Chairman and Director of Fima Resources Limited, an institutional investment group with offices in Geneva, Switzerland and London, England. Mr. Marwan was previously employed as a Financial Consultant with Merrill Lynch International Bank. He is also a Director of Alpha International Investments Limited, Taz Investment Corporation Limited and Excess Investments Corporation, Ltd.

     Dr. Graham Chapman has been the Vice President - Technology since September 1995. He also serves as the Chairman of the Technical Committee of the Society of the Plastics Industry's Degradable Plastic Council. Dr. Chapman was previously employed by Ecostar International, Inc. and its predecessor, from 1985 until 1993, where he served in various positions in the research and marketing aspects of the business. Dr. Chapman received his Ph.D. in Organic Chemistry from Cambridge University.

     Brian Aldous has been the Vice President - Operations of Novon since December 1994 and of the Company since September 1995. Prior to joining the Company, Mr. Aldous was one of the founding officers of IIMAK. From 1983 to 1993, he held Vice President positions in Manufacturing, Engineering and Development at IIMAK. He was responsible for the technology transfer from the licensor in Japan, all manufacturing equipment purchasing and installation, and the design of the initial facility and three expansions.

     Bertha H. Mitchell is Vice President, Treasurer, Secretary, Chief Financial Officer and a Director. She was previously with Buffalo Ventures Inc., a venture capital firm and with Royal Trust of Toronto, a financial services company. Ms. Mitchell spent over 20 years with Citibank in the corporate finance field with postings in Latin America, the U.S. and Canada.

     Richard Meyers has been Vice President - Sales of Novon since December 1994 and of the Company since September 1995. He is responsible for international sales as well as the design of totally biodegradable end products. Prior to joining Novon, Mr. Meyers was employed by Ecostar International, Inc. where he served in various positions in sales beginning in 1991. Prior to then, Mr. Meyers worked for Sony Corporation Standard Electronics in marketing and sales of new products.

     John Stanulosis joined the Company in November 1995 as Vice President -- Marketing and is responsible for business development. He has more than 2.0 years experience in the oil, chemical and environmental services business. Most recently he was employed for six years with Chemical Waste Management as general manager of one of its treatment, storage and disposal facilities. Mr. Stanulosis received his Ph.D. in physical organic chemistry from the University of Delaware.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary compensation table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the persons serving as the Company's Chief Executive Officer during the last year. Except as set forth below, no executive officer's salary and bonus exceeded $100,000 during any of the Company's last three fiscal years:

                   SUMMARY COMPENSATION TABLE
                                                        Long-Term
                                                      Compensation
                                     Annual
Compensation                                                 Awards
                                         Other       Restricted
All
Name and Principal  Fiscal                       Annual
Stock          Stock             Other
       Position             Year      Salary         Bonus
Compensation<F1>    Award(s)       Options(#)        Compensation

Robert Downie<F2>                1995    $98,077       0
$59,198               0              2,000,000
0
Chairman, Chief                  1994           0           0
0                0          0                0
Executive Officer                1993           0      0
0                0          0                0
President & Director

Alexander Hamilton<F3>           1995                     0
0              0               0               2,000,000
0
                       1994    $ 3,000          $8,564,003<F4>
0               0          0                0
                       1993           0      0              0
0           0                0

[FN]
_______________
(1) Does not include perquisites and other personal benefits where the aggregate value of such compensation to the executive officer is less than 10% of annual salary and bonus.
(2)  Mr. Downie was elected Chief Executive Officer in May 1995.
(3)  Mr. Hamilton resigned as Chief Executive Officer in May
1995.
(4) Represents the fair market value of an aggregate of 4,350,000 shares of restricted and unrestricted shares of the Company's Common Stock issued to Mr. Hamilton as bonus compensation.

                  Option Grants in Last Fiscal Year

     The following table sets forth information covering the grant of options to acquire Common Stock in the last year to the persons named in the Summary Compensation Table.

               Options       % of Total Options Granted
Exercise or         Expiration
Name           Granted        to Employees in Fiscal Year
Base Price/Share    Date
Robert Downie       2,000,000        50%               $ .35
April 18, 1997
Alexander Hamilton  2,000,000        50%               $ .35
April 18, 1997



             Value of Options at September 30, 1995

                                              Value of Unexercised
              Shares        Number of UnexercisedIn-the-Money O
ptions
           Acquired on Value Options at FY-End(#)  FY-End(1)
Name       Exercise(#)RealizedExercisableUnexercisable Exercisable
Unexercisable

Robert Downie            -0-       -0-         2,000,000
-0-            -0-            -0-
Alexander Hamilton       -0-       -0-         2,000,000
-0-            -0-            -0-




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of September 30, 1995, the beneficial ownership of Common Stock of all directors of the Company, each of the executive officers of the Company named in the Summary Compensation Table, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

                                         Amount of     Percent
Name and Address of Beneficial Owner                   Nature of
Ownership                          of Class

Robert H. Downie                             7,432,000<F1>
7.3%
181 Cooper Avenue
Tonawanda, New York 14150

Alexander Hamilton                           5,450,000<F1>
5.3%
Riverside One, Heater Road
London SW11 4AN England


Bertha H. Mitchell                           -0-                -
0-
181 Cooper Avenue
Tonawanda, New York 14150

Gamal Marwan                            6,363,686<F2>
6.2%
181 Cooper Avenue
Tonawanda, New York 14150

All executive officers and directors as a group<F3>
13,867,686                        13.6%

[FN]
_____________

(1)  Includes stock options which are exercisable to acquire
2,000,000 shares.
(2)  Such shares are indirectly owned through Fima Capital
Corporation Ltd.
(3) Includes all shares currently outstanding and those which are not outstanding as of September 30, 1995, but which are
subject   to issuance upon exercise of stock options.  See
footnote (1).




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has two demand notes totalling $175,092 payable at September 30, 1995 to Robert Downie. Of that amount, $113,481 bears interest at 8 percent and $61,611 bears interest at 12 percent. Neither notes have payments due in fiscal 1996.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed by this report are listed in the Exhibit Index which commences on page 15 hereof.

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended September 30, 1995.

                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the
Exchange  Act, the Registrant has duly caused this report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.


                                   CHURCHILL TECHNOLOGY INC.




Dated:    December 28, 1995
                                   Robert H. Downie, Chairman


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Name and Capacity                            Date


                                        December 28, 1995
Name:  Robert H. Downie
Title: Chief Executive Officer and
Director


                                                         December
28, 1995
Name:  Bertha H. Mitchell
Title:   Chief Financial Officer and Accounting
Officer and Director


                                        December 28, 1995
Name:   Gamal Marwan
Title:  Director

                          EXHIBIT INDEX

Exhibit
Page
Number              Document
Number
3.1                 Restated Certificate of Incorporation
(1)

3.11                Designation of Series A Convertible Preferred
(3)

3.2                 Bylaws                                  (1)

10.1                Stock Purchase Agreement dated December 1,
1994      (2)
                    between and among the Company, Stark
Industries,
                    Inc. and the shareholders of Stark.

10.2                Amendment to CUSA Trust Agreement dated
(3)
                    February 16, 1994 between and among the
                    Company, Churchill U.S.A., Inc. and Wendy A.
                    Cribari.

10.3                Agreement and Plan of Merger by and among the
(4)
                    Company and Novon Acquisition Corp. and
                    Novon International, Inc.

10.4 Plan and Agreement of Merger by and among Rx Medical Service Corporation and
Consolidated
                    Health Corporation of Mississippi, Inc.

21.1                Various Oil and Gas Disclosures of Churchill
U.S.A., Inc.

27.1                Financial Data Schedule

____________________________

(1) Filed as exhibit to the Current Report on Form 8-K dated February 27, 1994, which is incorporated by reference herein.
(2) Filed as exhibit to the Current Report on Form 8-K dated December 23, 1994, which is incorporated by reference herein.
(3) Filed as exhibit to the Annual Report on Form 10-KSB for the year ended September 30,
     1994 dated January 13, 1995.
(4) Filed as exhibit to the Current Report on Form 8-K dated February 10, 1995, which is incorporated by reference herein.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES


Index to Consolidated Financial Statements

     Independent Auditor's Report                    F-1 - F-2

     Consolidated Balance Sheet                      F-3 - F-4

     Consolidated Statements of Operations                 F-5

     Consolidated Statements of Shareholders' Equity F-6 - F-7

     Consolidated Statements of Cash Flows           F-8 - F-9

     Notes to Consolidated Financial Statements    F-10 - F-25


Index  to  Unconsolidated Financial Statements  of  Wholly  Owned
Subsidiary

     Independent Auditor's Report                         F-27

     Consolidated Balance Sheet                    F-28 - F-29

          Consolidated Statements of Operations           F-30

     Consolidated Statements of Shareholders' Equity      F-31

     Consolidated Statements of Cash Flows         F-32 - F-33

     Notes to Consolidated Financial Statements    F-34 - F-46

                  INDEPENDENT AUDITOR'S REPORT



Shareholders and Board of Directors
Churchill Technology Inc.
Tonawanda, New York

We have audited the accompanying consolidated balance sheet of Churchill Technology Inc. and subsidiaries (the "Company") as of September 30, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended September 30, 1995 and for the period from December 8, 1993 (inception) to September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1995 and the consolidated results of their operations and their cash flows for the year ended September 30, 1995 and for the period from December 8, 1993 (inception) to September 30, 1994 in conformity with generally accepted accounting principles.

Shareholders and Board of Directors
Page 2



The accompanying consolidated financial statements have been prepared assuming the Company will continued as a going concern. As discussed in Note B to the consolidated financial statements, the Company has had recurring losses since its inception and has a working capital deficit of $2,529,558 as of September 30, 1995. As a result, the Company requires additional capital and cash flow from operations to meet their obligations when due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Mitchell   Finley and Company, P.C.
Certified Public Accountants

December 1, 1995
Denver, Colorado

Consolidated Balance Sheet

September 30, 1995


ASSETS


CURRENT ASSETS
                                                             Cash
$         138,293
  Accounts receivable - trade, less allowance for doubtful
    accounts of $27,745                                  171,146
  Interest receivable                                      4,533
  Inventories                                            222,855
  Prepaid expenses                                        22,531
                                                         559,358

PROPERTY AND EQUIPMENT, AT COST
  Machinery and equipment                              1,924,447
  Furniture, fixtures and leasehold improvements         101,940
                                                       2,026,387
  Accumulated depreciation and amortization            (182,026)
                                                       1,844,361
  Equipment under construction                           550,758
                                                       2,395,119
OTHER ASSETS
  Investments                                          6,458,010
  Note receivable                                        150,000
  Patents and related technology,
    net of accumulated amortization of $709,022        10,206,633
  Prepaid royalties                                      104,494
  Other assets                                            60,972
                                                       16,980,109

TOTAL  ASSETS                                           $19,934,5
86


September 30, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                             $1,015,788
  Accrued liabilities                                    177,334
  Notes payable - banks and other                      1,022,927
  Current portion - long-term debt                       697,775
  Notes payable - related party                          175,092
                                                       3,088,916

LONG-TERM DEBT, LESS CURRENT MATURITIES                  889,014

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock   $1.00 par value; 5,000,000 shares authorized;
    1,000,000 Series A shares issued and outstanding;
    $6,000,000 liquidation preference                  1,000,000
  Common stock   $.02 par value; 200,000,000 shares authorized;
    99,830,306  shares  issued and 99,348,306 shares  outstanding
    1,996,607
  Additional paid-in capital                           35,798,195
   Unearned consulting fees                             (1,910,16
6)
   Accumulated deficit                                  (20,571,4
46)
  Cumulative translation adjustment                        4,966
                                                       16,318,156
  Treasury stock, 482,000 shares, at cost              (361,500)
                                                       15,956,656

TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY             $19,934,5
86

Consolidated Statements of Operations

For  the  Year Ended September 30, 1995 and for the  Period  from
December 8, 1993 (inception) to September 30, 1994

                                                             1995
       1994
REVENUES
    Product  sales                                $       878,842
$

OPERATING EXPENSES
  Manufacturing                              841,275
  General and administrative               3,445,014   10,919,439
  Research and development                   108,599
  Marketing and selling                      345,849
  Depreciation and amortization              919,984      20,138
                                           5,660,721   10,939,577

LOSS  FROM OPERATIONS                      (4,781,879)  (10,939,5
77)

OTHER EXPENSE (INCOME)
  Interest expense                           223,592
  Interest and other income                 (31,599)    (30,849)
  Impairment of assets                       120,958   1,000,000
  Bad debt expense                           353,937     489,697
                                             666,888   1,458,848

LOSS  FROM CONTINUING OPERATIONS           (5,448,767)  (12,398,4
25)

LOSS FROM DISCOUNTED OPERATIONS
  Loss from discontinued operations           58,770
  Loss on disposal of discontinued operations          2,665,484
                                           2,724,254

NET  LOSS                                  $     (8,173,021)$ (12
,398,425)

LOSS PER SHARE OF COMMON STOCK
    Loss   from  continuing  operations          $          (.08)
$(.35)
    Net  loss                                          $    (.11)
$(.35)

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING DURING
THE      PERIOD                                        72,049,156
35,606,661

Consolidated Statements of Shareholders' Equity

For the Year Ended September 30, 1995 and for the Period from December 8, 1993 (inception) to September 30, 1994

                                                                      Additional
Unearned                                Cumulative
                                 Preferred  Stock                         Common
Stock                            Paid-In        Consulting              Treasury
Accumulated                Translation
                              Shares         Amount    `    Shares      Amount    Capital     Fees
    Stock                     Deficit           Adjustment
ISSUANCE OF COMMON STOCK
FOR CASH                         $             20,002     $    2,810          $      $       $
$

RECAPITALIZATION UPON
REVERSE ACQUISITION                     40,531,544       808,221   6,149,196

ISSUANCE OF SERIES A
PREFERRED            STOCK                 1,000,000                   1,000,000
(1,000,000)

ISSUANCE OF COMMON STOCK
FOR CASH
 Private offerings, net of stock
 issuance costs of $262,626              2,371,212        47,424  2,930,364

ISSUANCE OF COMMON STOCK
FOR SERVICES
 Bonus award                             2,350,000        47,000  4,579,562
 Consulting services                        400,000         8,000    454,520

FOREIGN CURRENCY TRANSLATION                                                                 $    6,9
93

NET LOSS                                                                             (12,398,425)
BALANCES, SEPTEMBER 30, 1994   1,000,000   $1,000,000   45,672,758     $ 913,455        $13,113,642
(12,398,425)          $    6,993

"See accompanying notes to consolidated financial statements."

Consolidated Statements of Shareholders' Equity

For the Year Ended September 30, 1995 and for the Period from December 8, 1993 (inception) to September 30, 1994

                                                                      Additional
Unearned                                Cumulative
                           Preferred Stock           Common Stock                    Paid-In Consulti
ng                       Treasury       Accumulated      Translation
                             Shares           Amount              Shares           Amount      Capital
    Fees                  Stock            Deficit       Adjustment
ISSUANCE OF COMMON STOCK
FOR CASH
 Private offerings, net of stock
 issuance costs of $994,089             10,320,140       206,403  1,455,974

ISSUANCE OF COMMON STOCK
FOR SERVICES
 Bonus Award                              2,000,000        40,000 3,897,500
 Severance payment                        1,000,000        20,000    230,000
      Compensation                                      50,000             1,000
9,828
 Investment banking fees                  8,000,000      160,000  2,917,000          (1,910,166)

ISSUANCE OF COMMON STOCK
FOR ACQUISITION
 Stark Industries, Inc.                   4,000,000        80,000 2,895,000
 Novon International, Inc.              11,000,000       220,000  8,030,000                  (361,500)

ISSUANCE OF COMMON STOCK
IN EXCHANGE FOR
 Convertible debt, net of issuance
   costs of $225,000                    10,487,408       209,749  1,815,251
 Shareholder loans                        5,493,000      109,860     920,140
     Accounts    payable                               200,000             4,000
96,000

ISSUANCE OF COMMON STOCK
IN SETTLEMENT OF CONSULTING
CONTRACT                                  1,607,000        32,140    417,860

FOREIGN CURRENCY
TRANSLATION                                                                                   (2,027)

NET LOSS                                                                             (8,173,021)

BALANCES, SEPTEMBER 30, 19951,000,000    $  1,000,000    99,830,306
$  1,996,607                   $  35,798,195       $  (1,910,166)
$  (361,500)           $ (20,571,446)      $        4,966

Consolidated Statements of Cash Flows

For the Year Ended September 30, 1995 and for the Period from December 8, 1993 (inception) to September 30, 1994

                                                1995        1994
OPERATING ACTIVITIES
    Net   loss                                           $    (8,173,021)
$(12,398,425)
  Adjustments to reconcile net loss to net cash used
  in continuing operations
    Loss from discontinued operations         58,770
    Loss on disposal of discontinued operations        2,665,484
    Depreciation and amortization            919,984      20,138
    Bad debt expense                         353,937     489,697
      Common  stock  issued  for  compensation  and  services   1,398,328
9,026,582
    Common stock issued for interest expense           30,000
    Write off of equipment                    34,748
    Impairment of assets                     120,958   1,000,000
    Other                                              14,985    6,851
  Changes in operating assets and liabilities, net effect of business combination:
    (Increase) in accounts receivable       (62,749)
    (Increase) in interest receivable        (4,360)    (24,276)
      (Increase)  decrease  in  advances  to  related  parties     24,772
(24,772)
    Decrease in prepaid expenses              12,766
    (Increase) in inventories                (2,013)
      Increase   (decrease)  in  accounts  payable              (364,617)
188,346
    Increase in accounts payable, related party                  27,460
    Increase in accrued liabilities           24,037      44,052

NET CASH USED IN OPERATING ACTIVITIES      (2,947,991) (1,644,347)

"See   accompanying   notes   to  consolidated   financial   statements."

For the Year Ended September 30, 1995 and for the Period from December 8, 1993 (inception) to September 30, 1994


INVESTING ACTIVITIES
  Additions to property and equipment      (102,819)   (197,066)
  Payments on notes receivable             (136,000)   (1,167,008)
  Acquisition of subsidiary                (315,000)
  Proceeds from sale of subsidiary           825,000
  Net cash of acquired company               287,905
  Advances to affiliates                   (2,100,000)
          Contributions        to        unconsolidated        subsidiary
(200,000)
  Increase in other assets                             (118,158)

NET CASH USED IN INVESTING ACTIVITIES      (1,540,914) (1,682,232)

FINANCING ACTIVITIES
    Proceeds   from   sale  of  common  stock,  net  of  offering   costs
2,257,259                                  2,980,597
    Proceeds  from  notes  payable  -  related  parties         3,523,980
400,000
  Repayment of notes payable - related parties         (3,062,369)
  Proceeds from convertible debentures, net of debt
    issue costs                            2,025,000
  Net proceeds from notes payable           (60,620)
  Repayment on long-term debt               (65,955)
  Repayment on capital lease obligations    (44,115)

NET CASH PROVIDED BY FINANCING ACTIVITIES  4,573,180   3,380,597

NET INCREASE IN CASH                          84,275      54,018

CASH, BEGINNING OF PERIOD                     54,018         -0-

CASH, END OF PERIOD                        $ 138,293   $  54,018


"See accompanying notes to consolidated financial statements."

Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION

  Churchill Technology Inc. (the "Company") was organized under the laws of the state of Colorado on March 16, 1983. From its inception until fiscal 1994, the Company was involved in a variety of business activities. In February 1994, the Company acquired a company which had developed a proprietary technology in respect of biodegradable plastics. In February, 1995, the Company acquired a recently merged company, Novon International, Inc. ("Novon") and its wholly-owned subsidiary, Ecostar AG, which is in the business of biodegradable additives and compounds and accordingly, the Company is no longer a development stage company as defined by SFASB No. 7. See Note C. The Company is principally engaged in the development, manufacturing and marketing of additives, compounds and resins which enhance the degradation of plastic products.


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Basis of Presentation The Company had a working capital deficit of $2,529,558 as of September 30, 1995 and has recurring losses since its inception. As a result, the Company's continued existence is dependent upon obtaining additional capital and cash flow from operations to meet its obligations when due. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  Management's plans with regard to the Company's ability to continue as a going concern include on going negotiations to raise a mix of medium-term mezzanine debt and equity financing, as well as working capital and trade finance lines of credit to support revenue growth. The Company is also negotiating to establish license agreements and joint development partnerships for its technologies in certain geographical and product specific areas.

  Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Translation of Foreign Currencies and Foreign Currency Transactions Assets and liabilities of the Company's foreign subsidiary, Ecostar AG, are translated at the rate of exchange in effect on the balance sheet date; income and expenses, in general, are translated at the average rates of exchange prevailing during the year. Transaction gains and losses as a result of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period incurred.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Statements of Cash Flows For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Reclassifications Certain reclassifications have been made to the 1994 financial statements in order for them to conform with the 1995 presentation. Such reclassifications have no impact on the statement of operations.

  Inventories   Inventories primarily consist of raw materials which  are
  stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Property and Equipment Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repair are expensed as incurred. Major repairs and improvements are capitalized and assets replaced are retired. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in the statement of operations.

  Patents and Related Technology Patents and related technology are amortized on the straight-line method over the estimated economic life of the patents of ten years. These capitalized costs are carried at the lower of amortized cost or net realizable value. Permanent impairments are evaluated periodically based upon expected future discounted cash flows.

  Unearned  Consulting  Fees    The  Company's  policy  is  to  recognize
  unearned consulting fees in the period that the services are provided.

  Advertising    The Company expenses the production costs of advertising
  the first time the advertising takes place.

  Research  and Development   Research and development costs are expensed
  as  incurred.    Research and development costs for the  periods  ended
  September 30, 1995 and 1994 was $108,599 and $-0-, respectively.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Investments    Investments are accounted for under the cost  method  of
  accounting. The investments are evaluted periodically and carried at the lower of cost or estimated net realizable value.

  Net Income (Loss) Per Share of Common Stock The net income (loss) per common share is computed based on the weighted-average number of shares outstanding during each period. Common stock equivalents, such as common stock options, are not considered in the earnings per share calculation to the extent their inclusion would be antidilutive.


NOTE C - ACQUISITIONS AND DISPOSITIONS

  Churchill Technology (Isle of Man) Limited On December 8, 1993, the Company exchanged 2.5 million shares of its common stock for ten percent of the issued share capital of Churchill Technology (Isle of
  Man) Limited ("CTI-IOM"), an Isle of Man company which owns certain intellectual property rights related to a process of manufacturing composite polymeric articles referred to as "biodegradable" plastic. On February 22, 1994, the Company exchanged 28,750,000 shares of its common stock to acquire the remaining 90 percent of CTI-IOM. The Company accounted for the transaction as a recapitalization of CTI-IOM with CTI-IOM as the accounting acquiror (reverse acquisition). Accordingly, the financial statements reflect the net assets and shareholders' equity of CTI-IOM at their historical cost. Additionally, upon application of the appropriate accounting treatment for a reverse acquisition, the historical financial statements prior to the acquisition date of February 22, 1994 are those of CTI-IOM.

  CTI-IOM was incorporated subsequent to September 30, 1993 and therefore there are no historical comparative financial statements of CTI-IOM prior to its inception. Similarly, as there are no historical comparative financial statements to be presented, no pro forma information for this acquisition is presented.

  On February 22, 1995, the Company assigned and transferred all of the issued and outstanding capital stock of CTI-IOM to a former officer of CTI-IOM. In exchange, Novon was assigned all of the intellectual property rights relating to "biodegradable" plastics. This transaction reflects management's intent to consolidate and streamline its biodegradable business. CTI-IOM was a development stage company as defined by SFASB No. 7. The Company recorded a $2,958 loss from the sale of CTI-IOM.

  As a condition precedent to the acquisition of CTI-IOM, the Company transferred all of the assets, property, subsidiaries, investments, equity interests, cash, contract right, royalty rights, and other rights owned or held by the Company immediately prior to the closing date (the "Churchill Properties"), excluding the ten percent of CTI-IOM acquired in December 1993, to a wholly-owned subsidiary of the Company, Churchill USA, Inc., a newly-formed Colorado corporation ("CUSA"). CUSA also assumed all liabilities associated with the Churchill Properties. Concurrent with the acquisition of CTI-IOM, the Company assigned 100 percent of the CUSA common stock to a trust (the "CUSA Trust"). The CUSA Trust will hold the CUSA shares until February,
  2001.   A  former president of the Company is the trustee of  the  CUSA
  Trust.

  Additionally, the Company issued, assigned and deposited with the CUSA Trust 1,000,000 Series A Convertible Preferred Shares for the benefit of the Churchill shareholders of record as of February 22, 1994.

  As a result of the provisions of the CUSA Trust Agreement, the Company presently lacks significant influence or control over CUSA and, accordingly, its investment in CUSA is accounted for using the cost method. The original cost investment of CUSA was recorded as $7,158,010, representing the historical basis net book value of CUSA. Subsequently, a portion of CUSA's assets were impaired, and the Company reduced the carrying value of its investment in CUSA by $1 million during the period ended September 30, 1994 to reflect management's estimate of net realizable value

  Stark Industries, Inc. On December 1, 1994, the Company entered into an agreement to negotiate and acquire all of the issued and outstanding shares of Stark Industries, Inc. ("Stark"), a Michigan corporation, whose sole asset is a 54 percent equity interest in Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a Mississippi corporation that operates and manages three hospitals located in Mississippi, in exchange for four million newly issued shares of common stock of the Company and $300,000 in cash. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in $4,110,310 of cost in excess of net assets acquired as of December 1, 1994. Such excess will be amortized on a straight-line basis over an estimated life of seven years.

  Stark Industries, Inc. (Continued) On July 13, 1995, the Company sold its 54 percent ownership interest in CHC for $825,000 cash and 600,270 shares of preferred convertible stock of the purchaser with a carrying value of $300,000 (Note I).

  Novon International, Inc. In December 1994, Novon acquired biodegradable technology from Warner-Lambert Company for $1,950,000 in cash. This technology included patents, trademarks, copyrights and contract rights. In January 1995, Ecostar International L.P. ("Ecostar L.P"), a limited partnership in the business of biodegradable additives and compounds, merged into Novon, with each of the limited partners receiving a proportionate number of shares of Novon for their interest in Ecostar, L.P. On February 10, 1995, the Company completed the acquisition of 100 percent of the outstanding capital stock of Novon International, Inc., a privately-held Delaware corporation incorporated in February 1994. The shareholders of Novon received 10,518,000 restricted shares of the Company's common stock. Additionally, the Company contributed 482,000 restricted shares to Novon. Pursuant to the Agreement and Plan of Merger dated February 10, 1995 among the Company, Novon and Novon Acquisition Corp. (the "Acquisition Agreement"), the Company has agreed to adjust the purchase price in the event that the sixty (60) day average closing bid price of the
  Company's common stock as reported by Nasdaq for the 60-day period preceding the one-year anniversary of the closing is less than $1.00 per share. If such event should occur, the Company has agreed to issue, within 30 days of the one-year anniversary, that number of additional shares of the Company's common stock as is necessary so that the aggregate value of all shares of common stock issued pursuant to the Acquisition Agreement is equal to $11,000,000 up to an aggregate maximum of 11,000,000 additional shares of common stock. Novon manufacturers and markets biodegradable additives and compounds and related products. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded and consolidated at their estimated fair market values at the date of the acquisition as follows:


      Current assets and current liabilities, net     $  (1,924,296)
      Property and equipment        2,458,131
      Patents and related technology10,751,898
      Other assets                    467,944
      Long-term debt, less current maturities   (1,197,437)
      Notes payable, related party   (2,306,240)
                                     $8,250,000

  The   results  of  operations  of  Novon  have  been  included  in  the consolidated statement of operations from the date of acquisition.

  The following table presents the unaudited pro forma results of operations as if the acquisition of Novon had occurred at the beginning of fiscal 1995 and 1994. The pro forma results of Stark are not included due to the sale of CHC. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                              1995               1994
            Operating  revenues                  $   1,127,195          $
902,279
          Net loss                      $ (8,944,394)       $(14,905,208)
           Net  loss  per  share                  $       (.12)         $
(.32)

NOTE D - NOTES RECEIVABLE

  The note receivable of $150,000 is collateralized by a building and represents consideration for the sale of a building, furniture and equipment of the former offices of Churchill. This note bears interest at 8 percent per annum with interest payable quarterly. The note is due and payable in May, 1997.


NOTE E - INVESTMENTS

  Investments at September 30, 1995 consist of the following:

     Investment in unconsolidated subsidiary (Note C)    $  6,158,010
     Investment in preferred convertible stock (Note C)     300,000
                                                  $6,458,010

  For the periods ended September 30, 1995 and 1994, there are no unrealized holding gains or losses related to the above investments.

NOTE F - NOTES PAYABLE, BANKS AND OTHER

  The Company's notes payable to banks and other at September 30, 1995 consist of the following:

          Secured note payable (a)           $397,100
          Unsecured revolving loan account (b)         462,927
          Note payable - Warner Lambert (c)   162,900
                                             $1,022,927

  (a) This note is under an agreement which provides for a maximum borrowing amount of $450,000. As of September 30, 1995, borrowings are restricted to $397,100. Borrowings bear interest at the prime rate plus 1-1/2 percent (10.25 percent) at September 30, 1995. Borrowings are collateralized by accounts receivable and a subordinated interest in machinery and equipment. The note is due on demand.

  (b) The revolving loan account represents funds drawn on a demand basis (limit of approximately $463,000 at September 30, 1995), with interest at 8.5 percent at September 30, 1995. The loan is reviewed annually by the Lender and the Company for renewal. The next renewal date is on October 20, 1996.

  (c) This note is under an agreement which provides for quarterly installments of $54,300 through December 31, 1995. As of September 30, 1995, $108,600 is past due. This note is collateralized by machinery and equipment.

NOTE G - LONG-TERM DEBT

  Long-term debt at September 30, 1995 consists of the following:

                                                        1995
            New   York   State  Job  Development  Authority   (a)       $
1,024,650
          Regional Development Corporation (b)       489,485
          Capital lease obligations (Note H)          72,654
          Total long-term debt                     1,586,789
          Less current installments                  697,775
          Long-term debt, excluding
            current installments                   $ 889,014

  (a) On December 1, 1995, the Company entered into a loan modification agreement with the lender. The lender deferred the accrued interest due under the loan until November 1999, the maturity of the loan. Monthly principal payments of $17,985 plus interest commence January 1, 1996. Interest is at the prime rate (8.75 percent at September 30, 1995).

  (b) The loan bears interest at 8 percent and is payable in monthly installments of $10,416, plus interest through June 1996. The Company's loan obligation requires that the Company pay principal and interest as due. The Company is required, among other things, to comply with certain reporting requirements. At September 30, 1995, the Company was either in compliance with these provisions or obtained applicable waivers. As of September 30, 1995, the Company is not current with $145,824 of principal and, therefore, the Company has classified the loan as current. Currently, the Company is in the process of renegotiating the terms of this loan.

  Substantially, all of the Company's assets are pledged as collateral for borrowings. In addition, the President of the Company has personal assets collateralizing loans totalling $450,000 and personal guarantees on loans totalling $2,446,816.

  The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 1995 are as follows: 1996 $697,775, 1997 $232,708, 1998 $225,158, 1999 $431,148, 2000 $-0-, and thereafter $-0-.


NOTE H - LEASED ASSETS AND LEASE COMMITMENTS

  A summary of the Company's assets under capital leases follows:

                                                1995
      Equipment                            $ 205,999
      Less accumulated amortization           17,914

      Net assets under capital leases      $ 188,085

  Amortization expense was $17,914 for 1995.

  At September 30, 1995, minimum payments dues under the Company's noncancellable capital and operating leases are as follows:

                                                                  Capital
Operating
              Year                                                 Leases
   Lease
    1996                                           $   52,311  $ 105,468
    1997                                               19,245
    1998                                               9,885

    Total minimum lease payments              81,441   $ 105,468

    Less interest inputed from 6% to 21%       8,787

    Present value of net minimum lease payments    $   72,654


  Interest expense related to capital leases amounted to $8,124 in 1995.

  The Company has the option to renew the noncancellable operating lease for an additional five-year term. Rent expense under all operating leases was $74,567 and $20,151 in 1995 and 1994, respectively.


NOTE I - DISCONTINUED OPERATIONS

  As discussed in Note C, the Company sold its 54 percent interest in CHC. This transaction reflects management's intent to exit the health care management industry. The Company has recorded a loss on disposal of the segment of $2,665, 484. The following is a summary of the operations of the discontinued business segment for the period from December 1, 1994 (acquisition date) to July 13, 1995 (disposal date).

          Revenues                           $2,079,441
          Operating expenses                 2,058,461
          Other expenses                      129,311
          Loss from operations               (108,331)
          Minority interest                    49,561
          Net loss                           $(58,770)

NOTE J - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOW

  Excluded from the consolidated statements of cash flows for 1995 and 1994 were the effects of certain noncash investing and financing activities as follows:

                                                    1995            1994
     Issuance of common stock for acquisition
       of Stark Industries, Inc.             $2,975,000

     Issuance of common stock for acquisition
       of Novon International, Inc           $8,250,000

     Conversion of convertible debentures to
       equity                                $2,250,000

     Conversion of shareholders' loan to equity     $   1,000,000

     Conversion of accounts payable to equity       $   100,000

     Issuance of common stock for accrued
       bonus                                 $3,937,500

     Issuance of common stock for unearned
       consulting fees                       $1,910,166

     Issuance of common stock for offering costs    $   479,334

     Sale of office building, related furniture
       and equipment for note receivable     $150,000

     Increase in accounts payable in connection with
                                                additions to patents    $
                                             163,757

     Equipment acquired through a capital lease obligation     $ 16,890

     Issuance of common stock for investment
       in unconsolidated subsidiary                     $6,957,417

  Cash paid for interest in the periods ended September 30, 1995 and 1994 was $112,380 and
  $-0-, respectively.


Notes to Consolidated Financial Statements (Continued)


NOTE K - INCOME TAXES

  The Company had no income tax provision and no income taxes were paid for the period ending September 30, 1995 and 1994. Net deferred tax assets applicable to temporary differences, net operating loss and capital loss carryforwards are:

                                                                     1995
1994
     Investment in CTI-IOM                   $          $100,000
     Investments and notes receivable         200,000    300,000
     Basis in common stock issued for services          800,000  800,000
     Capital loss carryforwards               100,000
     Net operating loss carryforwards        2,500,000  1,100,000
     Basis in patents and technology         (1,560,000)
     Total deferred tax assets               2,040,000  2,300,000
           Valuation       allowance                          (2,040,000)
(2,300,000)

     Net deferred tax assets                 $    -0-   $    -0-

  During the year ended September 30, 1995, the Company's valuation allowance for net deferred tax assets decreased by $260,000.

  As of September 30, 1995, the Company had net operating loss carryforwards and capital loss carryforward of approximately $12,400,000 and $400,000, respectively. These loss carryforwards are available for deduction from future taxable income, subject to rules and regulations of the Internal Revenue Service that may reduce or eliminate their utilization. If not used, the net operating loss carryforwards will expire in 2010, and the capital loss carryforward will expire in 2000.

NOTE L - PREFERRED STOCK, COMMON STOCK, COMMON STOCK OPTIONS

 Preferred Stock During fiscal 1994, the Company issued 1,000,000 Series A Convertible Preferred Shares ("Series A Shares"). The Series A Shares were issued to the CUSA Trustee in accordance with the Amended CUSA Trust Agreement dated December 30, 1994. The Series A Shares are non-voting shares, are redeemable at the option of the Company up to $5.00 per share and have a liquidation preference of $6.0 million. The Trustee shall hold the Series A Shares in trust for a period of seven calendar years until the expiration of the term of the CUSA Trust Agreement, at which time the Series A Shares are entitled to conversion into common stock of the Company.

 The conversion of the Series A Shares will be based on a formula that divides the Series A Designated Value, as defined, by the Average Daily Common Share Value, as defined. The Series A Designated Value is computed as the difference between $25,000,000 and the fair market value of the Company's assets less the cost basis of such assets at the expiration of the term of the CUSA Trust. However, the Series A
 Designated Value cannot be less than $2,823,000. The Average Daily Common Share Value is the average closing bid price of the Company's common stock for a period of one year prior to the expiration of the term of the CUSA Trust. In no event shall the conversion shares as computed exceed 20 percent of the issued and outstanding common shares of the Company on the date of conversion.

  Common Stock Issued for Services During fiscal 1994, 400,000 shares of the Company's common stock were issued in exchange for services valued at $462,520. During fiscal 1995, the Company settled a ten-year consulting contract through the issuance of 1,607,000 shares valued at $450,000. During fiscal 1995, the Company issued 1,000,000 shares valued at $250,000 as severance pay to the former president of the Company and 50,000 shares valued at $10,828 as compensation to a former employee of the Company. In April 1994, the Board of Directors
  approved the issuance of 4,350,000 shares of common stock, of which 2,350,000 shares were issued as of April 30, 1994, as bonus compensation to the former Chairman of the Board and Chief Executive Officer. The remaining 2 million shares were issued in October 1994.

  During fiscal 1995, the Company issued 2,000,000 shares valued at $687,500 to an investment banking firm as payment of services rendered. In addition, on July 5, 1995, the Company issued 6,200,000 shares valued at $2,489,500 pursuant to an agreement with a financial consulting group to act as its financial advisor. As of September 30, 1995, the Company has recorded $479,334 in stock issuance costs which have been offset against proceeds from sale of common stock in private offerings in the accompanying statement of shareholders' equity pursuant to this agreement, and it has recorded $1,910,166 as unearned consulting fees.

  Common Stock for Convertible Debt In January 1995, the Company completed the offering of $2.25 million in convertible debentures. The convertible debentures bore interest at six percent and were due on December 31, 1995. The debentures were convertible at the option of the holder into common shares of the Company at a discount of 25 percent to the closing bid price on the date of conversion. In the twelve months ended September 30, 1995 holders of the $2.25 million of convertible debentures gave notice to the Company of their demand to convert the debentures. The Company issued 10,487,408 shares upon conversion of the debentures.

  Common Stock for Shareholder Loans In May 1995, one shareholder agreed to convert loans including accrued interest, in the amount of $1,030,000 into 5,493,000 common shares of the Company. The loan was converted at a discount of 25 percent to the market price of the Company's common stock on the date of conversion.

  Common Stock for Accounts Payable   In July 1995, the Company converted
  $100,000 in accounts payable into 200,000 common shares of the Company.

  Common Stock Options During fiscal 1988, the Company's Board of Directors and shareholders approved an Incentive Stock Option Plan and a Nonstatutory Stock Option Plan. The stock subject to the options granted under both plans shall be either shares of the Company's authorized but unissued shares of common stock, $.02 par value, or shares of common stock reacquired by the Company. The Company has reserved 1,600,000 and 200,000 shares for the Nonstatutory and Incentive Stock Option Plans, respectively, the maximum number of shares, subject to any provisions for stock splits or dividends, or any other provisions outlined in each plan.

  Information with respect to stock options under these two plans are as follows:

                                      Incentive
Nonstatutory
                                 Exercise            Stock       Exercise
Stock
                                 Price         Option Plan       Price
Option Plan

      Balances,  September  30,  1993   $.40-$.94    140,000    $.89-$.94
120,000

     Granted, 1994          $.3125    50,000$.3125-$1.00  620,000

     Expired, 1994

      Exercised,  1994                 $.34       (50,000)           $.59
(212,500)

      Balances,  September  30,  1994$40-$.94       140,000  $  .89-$1.00
527,500

            Expired                                                  $.94
(17,500)

      Balanced,  September  30,  1995$40-$.94       140,000  $  .89-$1.00
510,000


  Nonstatutory Stock Option Plan During fiscal 1994, options to purchase 120,000 and 500,000 shares were granted under the Nonstatutory Stock Option Plan, at exercise prices of $.3125 and $1.00 per share, respectively. The option to purchase 120,000 shares at $.3125 was converted to a stock award resulting in compensation expense of
 $97,500. The option to purchase 500,000 shares expires in January 2004. Also, during fiscal 1994, options to purchase 92,500 shares were converted to stock awards resulting in compensation expense of $75,156. Of the options granted prior to fiscal 1994, options to purchase 17,500 shares expired in May 1995 and options to purchase 10,000 shares expire in January 1998.

  Incentive Stock Option Plan During fiscal 1994, options to purchase 50,000 shares under the Incentive Stock Option Plan were granted at exercise prices of $.3125 per share. These options were converted to stock award resulting in compensation expense of $40,625. The remaining options expire between May 1998 and May 2000.

  Other Stock Options During fiscal 1995, the Company granted options to its president and a shareholder each to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.35 per share. These options expire April, 1997.


NOTE M - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

  Employment Agreements In previous years, the Company had entered into employment agreements with its former presidents. The agreements provided, among other things, that upon termination of their employment, the Company would repurchase all of the Company's common stock owned by the employee at a per share cost of the preceding 90-day average bid price. As of September 30, 1995, the Company would be obligated to purchase approximately 187,500 shares of common stock held by its former presidents under the terms of their employment agreements.

  Commitment to CUSA The Company, pursuant to the terms of an agreement between the Company and CUSA, is committed to pay to CUSA $325,000 of proceeds received by the Company from options exercised under an Employee Option Program registered pursuant to Form S-8 Registration Statement. As of the date of this filing, no such options have been exercised.

  Licensing Agreements The Company has entered into certain patent and technology licensing agreements which provide for the payment of royalty fees. The Company will pay royalty fees ranging from two percent to five percent on certain net sales through the later of the life of the related patents or December 31, 2000.

  Contingencies The Company's subsidiary Novon, is a defendant in actions involving the interpretation of license agreements. Management and legal counsel for the Company are of the opinion the Plaintiffs do not have the legal capacity to commence the action, and filed a motion for the dismissal of the action in 1993. The actions commenced by two of the three plaintiffs were dismissed. The remaining plaintiff must file an amended claim to continue the actions. To date, there has not been an amended claim filed. Accordingly, based upon the facts known to date, management and legal counsel believe Novon has a meritorious defense to the actions asserted against it and should prevail. No provision for any liability that may result from the actions has been recognized in the accompanying financial statements.

  The Securities and Exchange Commission ("SEC") commenced a private investigation of the Company and others in August 1995 to determine whether, since September 1993, there has been any violations of the provisions of the Federal Securities law. The current management of the Company is cooperating fully with the SEC and cannot at this stage form any opinion with respect to the effect of such an investigation.

  Notes Payables - Related Party The Company has two demand notes payable at September 30, 1995 totaling $175,092. Of that amount, $113,481 bears interest at 8 percent and $61,611 bears interest at 12 percent. Neither notes have payments due in fiscal 1996.

  Consulting Fees and Reimbursable Expenses Consulting fees and reimbursable expenses of $130,608 and $92,657 and $180,234 and $261,532, respectively were paid by the Company to a stockholder of the Company for the periods ended September 30, 1995 and 1994, respectively. In May, 1995 the Company settled this consulting contract through issuance of 1,607,000 shares of its common stock valued at $450,000. The consulting agreement was with a shareholder of the Company whose services would no longer be necessary due to the relocation of activities related to the biodegradable products and patents of Novon.


NOTE N - SIGNIFICANT CUSTOMERS

  For the year ended September 30, 1995, two customers accounted for 32 percent and 22 percent of total revenues, respectively. As of September 30, 1995 two customers accounted for 48 percent and 10 percent, respectively of total trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables.
NOTE O - FOURTH QUARTER DATA

  During the fourth quarter of fiscal 1995, the Company made the following adjustments which are considered material to the financial statements taken as whole:

    Under valuation of unearned consulting fees        $1,910,166

    Over valuation of stock issued for services        $1,000,516


NOTE P - SUBSEQUENT EVENTS

  Subsequent to September 30, 1995, the Company entered into an agreement with an investment banking firm for a $1,000,000 private placement of equity of up to 4,000,000 shares of restricted stock. Each share of stock purchased through this placement includes an option for a period of three years from the date of the agreement to purchase one additional share of common stock of the Company at an exercise price of
  $1.00         per         share.          To         date,          the

  Company has sold 2,180,000 shares for net proceeds of $517,750. Additionally, the Company is committed to pay the investment banking firm a placement fee of ten percent of all capital raised. Fifty percent of the placement fee is to be paid in shares of the Company's restricted common stock. This private placement terminates on December 26, 1995, or earlier if determined by the investment banking firm.

  Effective December 7, 1995, the Company's common stock was delisted from The Nasdaq Smallcap Market and began trading in the Over the Counter Market.

                      AUDITED FINANCIAL STATEMENTS

                         CHURCHILL U.S.A., INC.

                      YEAR ENDED SEPTEMBER 30, 1995

                      INDEPENDENT AUDITOR'S REPORT


Shareholder, Board of Directors and Trustee
Churchill U.S.A., Inc.
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of Churchill U.S.A., Inc., a wholly-owned subsidiary of Churchill Technology Inc., and subsidiaries as of September 30, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Churchill U.S.A., Inc. and subsidiaries as of September 30, 1995 and the results of their operations and their cash flows for the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.



Mitchell   Finley and Company, P.C.
Certified Public Accountants

November 16, 1995
Denver, Colorado

Consolidated Balance Sheet

September 30, 1995


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $621,515
  Accounts receivable:
    Oil and gas sales                                     51,848
    Joint interest owners, net of allowance for doubtful
      accounts of $76,195                                  4,140
    Limited partners                                      15,193
    Related parties                                       48,458
                                                         741,154

PROPERTY AND EQUIPMENT, AT COST
  Oil and gas properties (full cost method used for
    oil and gas properties)                             4,836,954
  Office furniture and equipment                          25,684
                                                        4,862,638
  Less accumulated depletion and depreciation           (2,131,386)
                                                        2,731,252

OTHER ASSETS
  Investments                                            318,376
  Note receivable, related party                          24,465
  Deposits and other                                       7,473
                                                         350,314

TOTAL ASSETS                                            $3,822,720


"See accompanying notes to consolidated financial statements."

September 30, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                $124,873
  Accounts payable, joint interest owners                154,675
  Accrued vacation payable                                20,973
  Accrued expenses                                        28,025
  Accounts payable to bankruptcy creditors                28,125
                                                         356,671

LONG-TERM DEBT                                            10,286

ACCOUNTS PAYABLE TO BANKRUPTCY
CREDITORS, NONCURRENT                                     36,458

MINORITY INTEREST                                         18,079

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock _ $.02 par value; 10,000,000 shares
    authorized; no shares issued or outstanding            _
  Common stock _ $.001 par value; 20,000,000 shares
    authorized; 9,301,546 shares issued and outstanding    9,302
  Non-voting common stock _ $.001 par value; 10,000,000
    shares authorized; no shares issued or outstanding     _
  Additional paid-in capital                            10,009,673
  Accumulated deficit                                   (6,617,749)
                                                        3,401,226

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $3,822,720


Consolidated Statements of Operations

For the Years Ended September 30, 1995 and 1994


                                                  1995      1994
REVENUE
  Oil and gas sales                          $ 317,915  $450,081
  Management fee income from related party     382,945   483,997
  Overhead income                               67,265   113,717
  Gain on extinguishment of debt                     _    60,038
  Gain on sale of trading securities                 _    52,500
  Unrealized holding gain on trading securities              _   28,050
  Interest income                               22,918    24,513
  Other                                                  10,293  23,391
                                               801,336  1,236,287
COSTS AND EXPENSES
  Lease operating expenses                     194,361   315,167
  Depletion, depreciation and amortization     117,663   130,284
  General and administrative                   638,397   750,928
  Direct cost of mergers and acquisitions            _   371,115
  Loss on investments                           42,046  3,629,230
  Bad debt expense, related party                    _   105,868
                                               992,467  5,302,592

NET LOSS BEFORE MINORITY INTERESTS           (191,131)  (4,066,305)

MINORITY INTERESTS IN LOSS OF SUBSIDIARIES      66,360    57,615

NET      LOSS                                          $        (124,771)
$(4,008,690)

PER SHARE DATA
   Net  loss  per  common share                   $          (.01)      $
(.43)

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE YEAR                              9,301,546  9,225,536


Consolidated Statements of Shareholders' Equity

For the Years Ended September 30, 1995 and 1994

                                                          Additional
                                         Common Stock                      Paid-
In    Accumulated              Valuation
                               Shares                   Amount      Capital      Deficit
Allowance
BALANCES, SEPTEMBER 30, 1993   8,980,999   $ 8,981      $9,545,595  $(2,484,288)  $ (7,911)

CAPITAL CONTRIBUTION            _           _           200,000       _           _

ISSUANCE OF COMMON STOCK
  For cash                                25,000        25          17,975       _             _
  For services                 315,488         315      246,084      _           _

COMMON SHARES CANCELLED AND
RETIRED AT NO COST             (19,941)       (19)           19       _          _

REDUCTION OF VALUATION ALLOWANCE          _             _              _          _            7,911

NET LOSS                                  _             _              _         (4,008,690)
_

BALANCES, SEPTEMBER 30, 1994   9,301,546     9,302      10,009,673  (6,492,978)  _

NET LOSS                                  _             _            _           (124,771)
_

BALANCES, SEPTEMBER 30, 1995   9,301,546  $  9,302      $10,009,673 $(6,617,749) $_

Consolidated Statements of Cash Flows

For the Years Ended September 30, 1995 and 1994

                                              1995                1994
OPERATING ACTIVITIES
      Net     loss                                               $     (124,771)
$(4,008,690)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Gain on extinguishment of debt             _      (60,038)
      (Gain) loss on sale of trading securities         42,046   (52,500)
      Unrealized holding gain on trading securities     _        (28,050)
      Depreciation, depletion and amortization          117,636  130,284
      Issuance of common stock for services      _       246,399
      Minority interests in net loss of subsidiaries    (66,360)      (57,615)
      Loss on investments                        _      3,621,319
      Reduction of valuation allowance,
        investment in available-for-sale securities     _        7,911
    Changes in operating assets and liabilities
      Decrease in accounts receivable           23,745    58,665
      Decrease in note receivable, related party        _        185,343
      Decrease in other current assets           _         4,726
      Decrease in accounts payable            (19,843)  (207,145)
      Increase (decrease) in deferred revenue           (40,000)      40,000
      Increase (decrease) in accrued liabilities        (8,760)  5,010

NET CASH USED IN
OPERATING ACTIVITIES                          (76,307)  (114,381)

INVESTING ACTIVITIES
  Additions to property and equipment         (35,555)  (29,522)
  Proceeds from the sale of property and equipment      7,177    1,404
  Advance to related party                    (24,465)     _
  Decrease in restricted cash                    _        25,000
  Proceeds from sale of trading securities     107,683   155,821
  Acquisition of investment in affiliate         _      (207,694)
  Dispositions of investments                    _         1,286
  Decrease in deposits                           _        10,154

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                         $    54,840         $   (43,551)

"See accompanying notes to consolidated financial statements."
For the Years Ended September 30, 1995 and 1994

Consolidated Statements of Cash Flows (Continued)

                                              1995      1994
FINANCING ACTIVITIES
  Capital contribution                           _       200,000
  Repayments of debenture obligations            _      (25,833)
  Repayments of accounts payable to bankruptcy
    creditors                                 (22,500)  (41,087)
  Proceeds from issuance of common stock         _        18,000


NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                          (22,500)   151,080

DECREASE IN CASH AND
CASH EQUIVALENTS                              (43,967)   (6,852)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                              665,482   672,334

CASH AND CASH EQUIVALENTS,
END OF YEAR                                  $ 621,515  $665,482


"See    accompanying    notes    to    consolidated    financial    statements."

Notes to Consolidated Financial Statements

NOTE A _ ORGANIZATION

  Churchill U.S.A., Inc. was incorporated on January 18, 1994 under the laws of the State of Colorado. Churchill U.S.A., Inc. and subsidiaries (the Company) is a wholly-owned subsidiary of Churchill Technology Inc. (the Parent). On February 16, 1994, the Parent transferred all its assets, liabilities, and operations to the Company. As a result, the Company assumed the prior activities of the Parent, which was principally engaged in the acquisition and operation of oil and gas properties. The transfer was accounted for in a manner similar to a pooling of interests and, accordingly, the Company's financial statements are presented using the Parent's historical costs and historical results of operations for periods prior to February 16, 1994. All references to the Company prior to February 16, 1994 relate to activities of the Parent.

NOTE B _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation _ The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, KTP Energy, Inc., Churchill Energy, Inc. and Trans Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The equity method of accounting is used for investments in affiliates over which the Company exercises significant influence that are 20 percent to 50 percent owned. Significant intercompany transactions with affiliates accounted for under the equity method, if any, have been eliminated and the Company's share of net earning (or losses) included as a separate item in the consolidated statement of operations.

  Cash and Cash Equivalents _ The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Oil and Gas Properties and Depletion _ The Company accounts for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserves expressed in physical units, with oil and gas converted to a common unit of measurement based upon their approximate relative energy content. Gains or losses from the sale or abandonment of oil and gas properties are charged or credited to the full cost pool, unless such adjustments from the sale of oil and gas properties would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

  Capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves; (2) the cost of properties not being amortized, if any; (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; and (4) any income tax effects related to differences in the book and tax basis of oil and gas properties.

  Investments _ The Company uses the specific identification method to identify the cost of its investments for purposes of computing realized gains or losses.

  Office Furniture and Equipment _ The Company depreciates office furniture and equipment over their estimated useful lives (five years) using accelerated methods.

 Net Income (Loss) Per Share of Common Stock _ The net income (loss) per common share is computed based on the weighted-average number of shares outstanding during each year. Common stock equivalents, such as convertible subordinated debentures, common stock options and warrants, are not considered in the earnings per share calculation to the extent their inclusion would be antidilutive.
NOTE C _ SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH
         FLOWS

  During the years ended September 30, 1995 and 1994, the Company paid interest of $2,626 and $5,824, respectively.

  Excluded from the consolidated statements of cash flows for the years ended September 30, 1995 and 1994 were the effects of certain noncash investing and financing activities as follows:

     During the year ended September 30, 1995, the Company transferred $104,516 in certain oil and gas properties from its recorded basis in the full cost pool to Investment in CSV Holdings, Inc. (Note I).

NOTE D _ OIL AND GAS PROPERTIES (UNAUDITED)

  Aggregate Capitalized Costs _ The following presents the Company's aggregate capitalized costs and the aggregate corresponding accumulated depletion relating to oil and gas properties as of September 30, 1995:

      Unproved oil and gas properties$     -0-
      Proved oil and gas properties  4,836,954
                                     4,836,954
      Accumulated depletion          (2,106,410)

      Net capitalized costs          $2,730,544



NOTE D _ OIL AND GAS PROPERTIES (UNAUDITED)(Continued)

      The Company's share of equity method
        investees' net capitalized costs    $  1,492,377

  Costs Incurred _ The Company's costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, for the years ended September 30, 1995 and 1994 are as follows:

                                         1995   1994
      Acquisition of properties
        Unproved                     $    -0-  $     -0-
        Proved                            -0-     10,000
      Exploration costs                   -0-        -0-
      Development costs                53,472     52,647
                                     $ 53,472  $  62,647
      Depletion, depreciation and amortization
        of oil and gas properties    $ 116,562 $ 124,728
      Depletion, depreciation and amortization
        of oil and gas properties per equivalent
        mcf of production            $          .53    $           .46
      The Company's share of equity method
        investees' costs incurred in oil and
        gas property development     $ 39,800  $ 185,358

  Oil and Gas Reserve Data _ The reserve information presented below is based upon reports prepared by independent petroleum engineers. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

  Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

  Presented below is a summary of the changes in estimated net proved, developed and undeveloped oil and gas reserves of the Company, all of which are located in the United States, for the years ended September 30, 1995 and 1994.

NOTE D _ OIL AND GAS PROPERTIES (UNAUDITED)(Continued)

                              1995                1994
                              Oil (bbl) Gas (mcf) Oil (bbl)      Gas(mcf)
Proved reserves, beginning of year      829,631   4,594,601 562,839    5,642,727
Purchase  of  minerals  in  place           -0-               -0-            -0-
-0-
Extensions, discoveries and
        other    additions                    2,681       177,225        170,131
545,596
Revisions   of  previous  estimates             5,069      237,706       110,545
(1,374,297)
Production                             (8,536)     (169,545)      (13,270)     (
194,134)
Sale  of minerals in place                  (463,602)        -0-           (614)
(    25,291)

Proved reserves, end of year            365,243   4,839,987 829,631    4,594,601

Proved undeveloped reserves,
     end of year                   134,391       92,233     134,391      279,900
Proved developed reserves,
     end of year                   230,852   4,747,754 695,240   4,314,701

Total proved reserves                   365,243   4,839,987 829,631   4,594,601


The Company's proportional interest
  in reserves of investees accounted
  for by the equity method, end of
  year                             569,826   1,732,500 310,607   1,733,970


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves _ Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed herein.

  Future cash inflows and future production are determined by applying year end prices and costs to the estimated quantities of proved oil and gas reserves in which the Company has a mineral interest. Estimated future income taxes are computed using year-end statutory income tax rates, adjusted for permanent differences. The resulting future net cash flows are reduced to present value amounts by applying an annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.

NOTE D _ OIL AND GAS PROPERTIES (UNAUDITED)(Continued)

  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations, since these estimates are the basis for the valuation process.

  Standardized Measure of Discounted Future Net Cash Flows for the years ended September 30, 1995 and 1994 are as follows:

                                        1995       1994
    Future cash inflows                 $12,326,837        $     18,275,554
       Future    production    and    development    costs           (4,606,024)
(7,059,402)
    Future net cash flows               7,720,813  11,216,152
    Annual discount for estimated timing
      of cash flows                     (3,310,622)              (4,542,542)


    Standardized measure of discounted
      future net cash flows             $4,410,191 $6,673,610

    The Company's share of equity method investees'
      standardized measure of discounted future
      net cash flows                    $2,193,639 $2,452,713


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Continued) _ The principal sources of change in the standardized measure of discounted future net cash flows for the years ended September 30, 1995 and 1994 are as follows:

                                        1995       1994
    Balances, beginning of year         $6,673,610 $6,029,311
    Purchase of minerals in place             -0-        -0-
    Sales of oil and gas produced, net of
      production costs                  (164,417)  (134,914)
    Net changes in prices and production costs     (3,699,367)        1,237,613
     Extensions  and  discoveries,  net  of  production  costs           266,838
1,479,970
    Sale of minerals in place           (1,855,284)              (32,270)
        Revisions    of    previous    quantity    estimates           3,246,260
(1,674,755)
    Accretion of discount               (261,110)   (76,588)
    Net changes in future development costs        203,661       (154,757)
    Net change in income taxes             _           _

Notes to Consolidated Financial Statements (Continued)

NOTE D _ OIL AND GAS PROPERTIES (UNAUDITED) (Continued)

    Balances, end of year               $4,410,191 $6,673,610
NOTE E _ INCOME TAXES

  At   September  30,  1995,  the  Company  had  available  net  operating  loss
  carryforwards   of   approximately  $2,200,000,  depletion  carryforwards   of
  approximately $976,000, and investment tax credit carryforwards of approximately $70,000. The net operating loss and investment tax credit carryforwards expire in various amounts through 2010 and 2002, respectively. The depletion carryforwards may be carried forward indefinitely. These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

  As of September 30, 1995 and 1994, the components of deferred taxes are as follows:

                                        1995       1994
      Oil and gas and other properties, net     $  (419,946)     $    (460,901)
      Net operating loss carryforwards    440,559    348,877
      Percentage depletion carryforward   195,266    183,725
      Investment tax credit carryforward           68,972        68,972
      Charitable contributions carryforward        631           631
                                          285,482    141,304
      Valuation allowance               (285,482)  (141,304)
      Net deferred taxes                $     -0-  $     -0-


NOTE F _ ACCOUNTS PAYABLE TO BANKRUPTCY CREDITORS

  Accounts payable, bankruptcy creditors as of September 30, 1995 is summarized as follows:

    Payable to taxing authorities in quarterly installments of
    $5,625, noninterest-bearing                  $64,583

    Less current portion                         28,125

    Accounts payable, bankruptcy creditors noncurrent $     36,458

NOTE G _ COMMON STOCK

  During fiscal 1994, 52,988 shares of the Company's common stock were issued in exchange for services valued at $33,118. Also during fiscal 1994, options to purchase 262,500 shares of common stock, granted under stock option plans of the Parent, were converted to stock awards resulting in compensation expense of $213,281.

  During fiscal 1994, the Company issued 25,000 shares of its common stock at $.72 per share, under the terms of the Form S-8 Registration Statement filed by the Company dated March 3, 1993, as amended June 15, 1993.

NOTE H _ COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

  Operating Leases _ The Company currently leases its office space under a five-year noncancellable lease, which includes monthly rent escalating to a maximum of $5,413 prior to its December 31, 1996 termination. Future minimum rental payments required under operating leases, which have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1995, are as follows:

          1996                  $ 64,191
          1997                    16,239

                                $ 80,430

  Rent expense for the years ended September 30, 1995 and 1994 was $78,929 and $52,793, respectively.

 Service and Operations Agreement _ Caspen Oil, Inc. (Caspen), an entity in which the Company has a 25 percent equity interest, entered into a Management and Operations Agreement (the Agreement) with the Parent which was terminated on March 31, 1994 and replaced by a Service and Operations Agreement (the Service Agreement) between Summit Overseas Exploration, Inc., a wholly-owned subsidiary of Caspen, and the Company, in effect through July 31, 1997. Under the terms of the terminated Agreement, the Company provided financial and operational management to Caspen, general corporate legal services, personnel and office space necessary for the operations of Caspen for $45,000 per month. Under the Service Agreement, the Company provides the same services, management, personnel and office space for actual costs plus ten percent, revised to five percent effective June, 1995, (the Costs), up to the computed average of the preceding three months amount.

  Any costs in excess of the computed average of the preceding three months amount are borne by the Company. Amounts charged under the agreements for fiscal 1995 and 1994 were $382,945 and $483,997, respectively.

NOTE H _ COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

  Note receivable, related party _ In connection with the investment in CSV Holdings, Inc. (CSV) (Note I), the Company advanced $24,465 to CSV under a promissory note dated December 1, 1994, with principal and interest, at six percent, due in full December 1, 1998.

NOTE I _ INVESTMENTS

  CSV Holdings, Inc. _ Pursuant to an agreement dated September 20, 1994, and finalized on December 1, 1994, between the Company, Summit Overseas Exploration, Inc., a related party, and the Villiers Group plc, a public limited company organized under the laws of Northern Ireland, each party agreed to capitalize a newly formed company, CSV, a Colorado corporation, for the purpose of administering certain oil and gas lease holdings (the Nukern lease) of each to maximize the value of the lease. To this end, each party transferred its respective working interest in the Nukern lease to CSV as its share of the capitalization, along with a pari-passu working capital loan to cover the estimated projected maintenance costs of the Nukern lease through fiscal 1995. Of this, the Company transferred its 24.47% working interest for which it received 28.3% of the common stock of CSV and a production loan of $1,116,477. Principal and interest, at six percent per annum, on the production note are payable beginning January 1, 1997, in quarterly installments equal to 25 percent of the net production revenue from the Company's working interest in the Nukern lease during each calendar quarter. Due to the contingent nature of the production note, the Company has not recorded this amount and will recognize principal and interest payments as received. Accordingly, the Company transferred $104,516 from oil and gas property to investment status, and recorded a note receivable in the amount of $24,465. CSV has had minimal operations subsequent to acquiring the properties, accordingly, the Company has no equity adjustment to its investment through September 30, 1995.

  Villiers Group plc _ At September 30, 1993, the Company owned 1,600,000 shares of Villiers Group plc (Villiers), valued at $225,000 and classified as available-for-sale securities under SFAS No. 115. Villiers is a public limited company organized under the laws of Northern Ireland and traded on the London Stock Exchange. During 1994, the Company sold 750,000 of its Villiers shares for $155,821, recognizing a gain on the sale of $52,500. As a result of the sale, the classification of the Company's investment in Villiers changed to that of trading securities, a current asset. During fiscal 1994, there was no gain

  Notes to Consolidated Financial Statements (Contined) or loss included in earnings as a result of the transfer of securities from the available-for-sale category into the trading category. Included in fiscal 1994 earnings is an unrealized holding gain of $28,050 on the Company's investment in Villiers. During fiscal 1995, the Company sold the remainder of its Villiers shares for $107,683, recognizing a loss on the sale of $42,046.

  Caspen Oil, Inc. _ The Company owns 25 percent of the common stock of Caspen Oil, Inc., through its wholly-owned subsidiary, Trans Energy, Inc., as well as 300,000 shares of Caspen Oil, Inc. Series C preferred stock and rights to a royalty agreement between Caspen Oil, Inc. and a third party. As a result of recording its proportional share of Caspen Oil, Inc. losses, the Company has a zero basis in Caspen Oil, Inc. and has suspended recording their proportional shares of earnings or losses under the equity method.

  The Series C Preferred Shares are senior only to Caspen Oil, Inc.'s common stock; earn dividends equal to those paid to Caspen Oil, Inc.'s common shareholders; are convertible to common stock at the option of the holder at the rate of one Series C Preferred Share to one common share between August 1, 1997 and August 1, 2002; and, on August 1, 2002, any outstanding Series C Preferred shares are terminated and converted to one common share. Under the royalty agreement, the Company is entitled to 10 percent of net revenues, as defined by the royalty agreement, generated by certain assets owned by Caspen Oil, Inc. As of September 30, 1995, no revenues have been generated under the royalty agreement. During 1994, the Company, through its wholly-owned subsidiary, Trans Energy, Inc., acquired a 35 percent interest (207,694 shares) in the Series A preferred stock of Caspen Oil, Inc., for $207,694. The Series A preferred stock earns cumulative dividends at the rate of $1.80 per share; is convertible into Caspen Oil, Inc. common stock at the rate of
  1.132 shares of common stock for each share of preferred stock; and is redeemable at any time at the option of Caspen Oil, Inc. for $20 per share.

  Traiana, Inc. _ During January 1993, Churchill Italy, Inc., a wholly-owned subsidiary of the Company, was merged into Traiana, Inc. (Traiana), a corporation incorporated on January 19, 1993, with Traiana being the surviving corporation. Traiana issued 2,936,330 shares of its $.0001 par value common stock in exchange for all of the issued and outstanding shares of common stock of Churchill Italy, Inc. As part of a corporate spin-off of Traiana, Traiana distributed 1,761,798 of the Company's shares of Traiana on a pro rata basis to its shareholders. The Company retained a 40 percent interest in Traiana. During July 1993, Photees, Inc., a public company, issued 5,872,460 shares of its $.0001 par value common stock to acquire all of the issued and outstanding common shares of Traiana. Thereafter, the separate corporate existence of Traiana ceased. As a result, the Company had a 36 percent investment in Photees, Inc. (Photees) at September 30, 1993.

  Under the terms of a voting trust agreement, the Company vested the voting power of its common shares of Traiana through December 31, 2000 in a voting trustee, thereby relinquishing its ability to exercise significant influence over Traiana. The voting trust provisions carried over to the Photees common shares which replaced the Traiana common shares. As such, the Company's investment in Photees was accounted for under the cost method of accounting at September 30, 1993.

  On June 2, 1994, the merger between Photees and Traiana was declared null and void. As a result, the Company's investment reverted to the common stock of Traiana with voting power vested in the voting trustee. The common stock of Traiana does not presently trade on a listed exchange and due to the uncertainty of the time frame in which the Italian assets can be developed into income producing properties, the costs involved therewith, and disputed encumbrances, the Company fully impaired its investment in Traiana during fiscal 1994. Accordingly, the Company's investment in Traiana, recorded at zero, was reduced to net vrealizable value by the recording during fiscal 1994 of a loss on investment of $3,621,319.

NOTE J _ EMPLOYEE BENEFIT PLAN

  During fiscal 1994, the Company adopted a profit sharing plan (the Plan), which is a defined contribution plan available for all employees who work over 1,000 hours during any fiscal year ending September 30.

  Within the terms of the Plan, the Company has the option to contribute up to 15 percent of qualified individuals' annual earned compensation. An employee vests according to the Plan's vesting schedule and is fully vested upon completing five years of service. The Company's management determines the Plan contribution by year end and funds the contribution after the fiscal year end. Management contributed $13,800 and $15,000 for the years ended September 30, 1995 and 1994, respectively.