Form 10KSB/A
period 1995-09-30
CHURCHILL TECHNOLOGY INC
filed 1996-01-05
CIK 721233

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        _______________

                        FORM 10-KSB/A-1
(Mark One)
 [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended September 30, 1995
                               OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ________ to ________

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