Form 10-Q
period 1995-12-31
CHURCHILL TECHNOLOGY INC
filed 1996-02-20
CIK 721233

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For quarterly period ended December 31, 1995

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number:  0-11372

                   CHURCHILL TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

          Colorado                              84-0904172
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

                          181 Cooper Avenue
                        Tonawanda, N.Y. 14150
              (address of principal executive offices)

                           (716) 874-8696
        (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 1, 1996, the Registrant had 89,673,306 shares of
Common Stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes ( ) No
(x)

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Form 10-QSB Quarterly Report
Quarter ended December 31, 1995


INDEX
PART I - Financial Information
Item 1.   Financial Statements

          Consolidated Balance Sheet                        3 - 4
          December 31, 1995

          Consolidated Statements of Operation              5
          Three Months Ended December 31, 1995 and 1994

          Consolidated Statement of Shareholders' Equity    6
          Three Months Ended December 31, 1995

          Consolidated Statements of Cash Flows             7
          Three Months Ended December 31, 1995 and 1994

          Notes to Consolidated Financial Statements        8 - 12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               13 - 16

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                  16

Signatures                                                  17

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
December 31,1995
                                                    December 31, 1995
ASSETS

CURRENT ASSETS
     Cash                                              $   56,281
     Accounts receivable - trade, less allowance
     for doubtful accounts of $27,745.                    166,810
     Interest receivable                                    4,533
     Inventories                                          239,082
     Prepaid expenses                                      27,059
                                                    _____________
                                                          493,765

PROPERTY AND EQUIPMENT, AT COST
     Machinery and equipment                            1,924,447
     Furniture, fixtures and leasehold improvements       103,705
                                                    _____________
                                                        2,028,152
     Accumulated depreciation and amortization          (250,699)
                                                       __________
                                                        1,777,453
     Equipment under construction                         670,354
                                                       __________
                                                       2,447,807
                                                       __________

OTHER ASSETS
     Investments                                        6,458,010
     Note receivable                                      150,000
     Patents and related technology,
     net of accumulated amortization of $974,906        9,961,052
     Prepaid royalties                                    103,984
     Other assets                                          59,195
                                                       __________
                                                       16,732,241
                                                       __________
TOTAL ASSETS                                        $  19,673,813

"See accompanying notes to consolidated financial statements."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

December 31,1995
                                                    December 31, 1995
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                          $1,150,737
     Accrued liabilities                                  207,600
     Notes payable - banks and other                    1,034,189
     Current portion - long-term debt                     377,678
     Notes payable - related party                        184,104
                                                        _________
                                                        2,954,308
LONG-TERM DEBT, LESS CURRENT MATURITIES                $1,159,572
                                                        _________

COMMITMENTS AND CONTINGENCIES

     Common Stock to be Issued,
     Net of Offering Costs                                650,750

SHAREHOLDERS' EQUITY
     Preferred stock - $1.00 par value;
     5,000,000 shares authorized;
     1,000,000 Series A shares issued and outstanding;
     $6,000,000 liquidation preference                  1,000,000
     Common stock - $.02 par value;
     200,000,000 shares authorized;
     99,930,306 shares issued and
     99,448,306 shares outstanding                      1,998,607
     Additional paid-in capital                        35,830,595
     Unearned consulting fees                         (1,910,166)
     Accumulated deficit                             (21,656,852)
     Cumulative translation adjustment                      8,499
                                                       __________
                                                       15,270,683
     Treasury stock, 482,000 shares, at cost            (361,500)
                                                       __________
                                                       14,909,183
                                                       __________
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY             $19,673,813
                                                       __________

"See accompanying notes to consolidated financial statements."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statement of Operations (Unaudited)
For the Period Ended December 31, 1995 and 1994
                                           Three Months Ended December 31
                                                   1995          1994

REVENUES
Product Sales                                 $   217,238    $
OPERATING EXPENSES
     Manufacturing                                248,190
     General and administrative                   472,505        581,028
     Research and development                      59,517
     Marketing and selling                        146,878
     Depreciation and amortization                336,837         10,099
                                               __________      _________
                                                1,263,927        591,127

LOSS FROM OPERATIONS                          (1,046,689)      (591,127)

OTHER EXPENSE (INCOME)
     Interest expense                              57,444
     Interest and other income                   (18,727)       (12,430)
                                               __________      _________
                                                   38,717       (12,430)
                                               __________      _________

LOSS FROM CONTINUING OPERATIONS              $(1,085,406)   $  (578,697)
                                               __________      _________

INCOME FROM DISCONTINUED OPERATIONS
     Income from discontinued operations                           4,534

NET LOSS                                     $(1,085,406)     $(574,163)
                                               __________      _________

LOSS PER SHARE OF COMMON STOCK
     Loss from continuing operations           $     (.01)    $     (.01)
     Net loss                                  $     (.01)    $     (.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                  99,447,219     48,966,236

"See accompanying notes to consolidated financial statements."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the Period Ended December 31, 1995


                                Preferred Stock          Common Stock
                             _____________________  ______________________
                               Shares     Amount       Shares     Amount
                             _____________________  ______________________

BALANCE-9/30/95             1,000,000   $1,000,000 $99,830,306 $1,996,607

ISSUANCE OF COMMON STOCK
FOR SERVICES
  Investment Banking Fee                               100,000      2,000

FOREIGN CURR. TRANSLATION

NET LOSS
                            _________   __________ ___________ __________
BALANCE-12/31/95            1,000,000   $1,000,000 $99,930,306 $1,998,607
                            _________   __________ ___________ __________


                           Additional    Unearned
                            Paid-In     Consulting  Treasury  Accumulated
                            Capital       Fees       Stock     Deficit
                           __________   ___________          _________
____________

BALANCE-9/30/95           $35,798,195 $(1,910,166)$(361,500)$(20,571,446)

ISSUANCE OF COMMON STOCK
FOR SERVICES
  Investment Banking Fee       32,400

FOREIGN CURR. TRANSLATION

NET LOSS                                                      (1,085,406)
                            _________   _____________________  __________
BALANCE-12/31/95          $35,830,595 $(1,910,166)$(361,500)$(21,656,852)
                            _________   _____________________  __________


                              Cumulative
                              Translation
                              Adjustment
                            _____________

BALANCE-9/30/95                $4,966

ISSUANCE OF COMMON STOCK
FOR SERVICES
  Investment Banking Fee

FOREIGN CURR. TRANSLATION       3,533

NET LOSS
                            _________
BALANCE-12/31/95               $8,499
                            _________
 "See accompanying notes to consolidated financial statements."
                                     6

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
For the Period Ended December 31, 1995 and 1994

                              Three Months Ended December 31
                                         1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES$   (573,297)    $   (558,374)

CASH FLOWS FROM INVESTING ACTIVITIES    (141,667)      (2,034,601)
                                     ____________     ____________

CASH FLOWS FROM FINANCING ACTIVITIES      632,761        4,563,195

EFFECT OF EXCHANGE RATE CHANGES ON CASH       191
                                      ___________     ____________

NET INCREASE (DECREASE) IN CASH          (82,012)        1,970,220

CASH, BEGINNING OF PERIOD                 138,293           54,018
                                      ___________     ____________

CASH, END OF PERIOD                  $     56,281    $   2,024,238
                                      _________________   __________________








     "See accompanying notes to consolidated financial statements."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Churchill Technology Inc. and its subsidiaries (the "Company") as of December 31, 1995 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

The interim financial information of the Company includes the results and accounts of its wholly-owned subsidiary, Churchill Technology (Isle of Man) Limited ("CTI-IOM") for the three months ended December 31, 1994, after giving effect to a reverse acquisition as described in Note C-Acquisitions. Upon application of the appropriate accounting treatment for a reverse acquisition, the historical financial statements prior to the acquisition date of February 22, 1994 are those of CTI-IOM. As a result of the provisions of the purchase agreement of CTI-IOM, the Company's wholly-owned subsidiary, Churchill USA, Inc., will be accounted for on the cost method. The interim financial information of the Company also includes the results and accounts of its wholly-owned subsidiary, Novon International, Inc. ("Novon") from the acquisition date of February 10, 1995 as described in Note C -Acquisitions.

The interim financial information furnished herein should be read in conjunction with the financial statements included in this report and the financial statements and notes contained in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1995.

The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE B - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENT OF CASH FLOWS

Excluded from the consolidated statement of cash flows for the period ended December 31, 1995 and 1994 were the effects of certain non-cash investing and financing activities as follows:

                                1995                1994
Issuance of common stock for
investment banking fees        $34,400
Issuance of common stock for
acquisitions of wholly-owned
subsidiary.                                       $2,975,000


Cash paid for interest in the periods ended December 31, 1995 and 1994 was $ 47,598 and $ -0-, respectively.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE C - ACQUISITIONS AND DISPOSITIONS

Churchill Technology (Isle of Man) Limited

On December 8, 1993, the Company exchanged 2.5 million shares of its common stock for ten percent of the issued share capital of Churchill Technology (Isle of Man) Limited ("CTI-IOM"), an Isle of Man company which owns certain intellectual property rights related to a process of manufacturing composite polymeric articles referred to as "biodegradable" plastic. On February 22, 1994, the Company exchanged 28,750,000 shares of its common stock to acquire the remaining 90 percent of CTI-IOM. The Company accounted for the transaction as a recapitalization of CTI-IOM with CTI-IOM as the accounting acquirer (reverse acquisition). Accordingly, the financial statements reflect the net assets and shareholders' equity of CTI-IOM at their historical cost. Additionally, upon application of the appropriate accounting treatment for a reverse acquisition, the historical financial statements prior to the acquisition date of February 22, 1994 are those of CTI-IOM. However, CTI-IOM was incorporated subsequent to September 30, 1993 and therefore there are no historical comparative financial statements of CTI-IOM prior to its inception. Similarly, as there are no historical comparative financial statements to be presented, no pro forma information for this acquisition is presented.

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

As a result of the provisions of the CUSA Trust Agreement, the Company presently lacks significant influence or control over CUSA and, accordingly its investment in CUSA is accounted for using the cost method. The original cost investment of CUSA was recorded as $7,158,010, representing the net book value of CUSA as of February 22, 1994.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During June 1994, a portion of CUSA's assets were impaired. CUSA recorded a loss on investment of $3,621,319. The impairment of CUSA's assets affected the Company's carrying value of its investment in CUSA. The Company reduced the carrying value of its investment in CUSA by $1 million during the period ended September 30, 1994, to reflect management's estimate of net realizable value. Even though CUSA's net book value as of September 30, 1994, declined by more than $1 million, management is of the opinion that its investment in CUSA had only declined by $1 million when considering the fair value of CUSA's net assets as of September 30, 1994. The Company determined CUSA's fair value of net assets based on discounted future net cash flows from CUSA's oil and gas reserves.

Stark Industries, Inc.

On December 1, 1994, the Company entered into an Agreement to acquire all the issued and outstanding shares of Stark Industries, Inc. ("Stark") in exchange for 3.6 million newly issued restricted common shares of the Company and $315,000 cash, less $100,000 in liabilities assumed. The sole asset of Stark is a 54% ownership interest in Consolidated Health Corporation of Mississippi ("CHC"). CHC operates and manages three hospitals in Mississippi. The acquisition was accounted for as a purchase. Accordingly, the $3,190,000 purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in $2,835,301 of cost in excess of net assets acquired as of December 1, 1994. Such excess will be amortized on a straight-line basis over an estimated life of seven years. The results of operation of Stark are included in the consolidated results of operation from the date of acquisition. On July 13, 1995, the Company sold it's 54 % ownership interest in CHC for $825,000 cash and 600,270 shares of preferred convertible stock of the purchaser with a carrying value of $300,000.
The Company continues to hold 100% of the issued and outstanding common stock of Stark.

Novon International

On February 10, 1995, the Company completed the acquisition of 100% of the outstanding capital stock of Novon International, a privately-held Delaware corporation incorporated in February 1994. The shareholders of Novon have received 10,518,000 restricted shares of the Company's common stock. Additionally, the Company contributed 482,000 restricted shares to Novon. Pursuant to the Agreement and Plan of Merger dated February 10, 1995 among the Company, Novon and Novon Acquisition Corp. (the "Acquisition Agreement"), the Company has agreed to adjust the purchase price in the event that the sixty (60) day average closing bid price of the Company's common stock as reported by Nasdaq for the 60-day period preceding the one-year anniversary of the closing is less than $1.00 per share. If such event should occur, the Company has agreed to issue, within 30 days of the one-year anniversary, that number of additional shares of the Company's common stock as is necessary so that the aggregate value of all shares of common stock issued pursuant to the Acquisition Agreement is equal to $11,000,000 up to an aggregate maximum of 11,000,000 additional shares of common stock. Novon manufactures and markets biodegradable additives and compounds and related products.
                                   10

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded and consolidated at their estimated fair market values at the date of the acquisition as follows:

Current assets and current liabilities, net                  $(1,924,296)
Property and equipment                                         2,458,131
Patents and related technology                                10,751,898
Other assets                                                     467,944
Long-term debt, less current maturities                       (1,197,437)
Notes payable, Churchill Technology, Inc.                     (2,306,240)
                                                            ___________
                                                             $ 8,250,000
                                                            ___________

NOTE D - SUBSEQUENT EVENTS

Issuance of Shares for Financial Advisor

In January 1996, the Company entered into an investment banking and financial consulting agreement with Fima Capital Corporation, Ltd., a British Virgin Islands corporation ("Fima Capital") which beneficially owns 9.1% of the Company's Common Stock, and which Gamal Marwan, a director of the company, indirectly owns 100% of the outstanding common stock. The agreement provides investment banking advice relative to the design and implementation of a three year financing plan which defines working capital and fixed expenditures requirements, identifies sources of funding and assists in the structuring and negotiation of the financing. In exchange for services, the Company has agreed to pay to Fima Capital: (i) Fima Capital's choice of 2,000,000 shares of common stock with registration rights or $200,000 cash for investment banking advice relating to the design and implementation of a financing plan of the Company. (ii) 3,000,000 shares of the Company's common stock upon the
confirmation of availability of   $3,000,000 of debt financing, (iii) up
to 3,500,000 warrants, each exercisable for three years to purchase one share of the Company's common stock at an exercise price of $.10 for the arrangement of an additional $3,500,000 of financing, (iv) an aggregate of 1,500,000 warrants exercisable for three years to purchase one share of the Company's common stock at an exercise price of $.10 for general financial consulting services, Fima Capital's expenses incurred in setting up European and Middle Eastern marketing and structuring international trade finance and barter agreements for the Company.

Acquisition of Shares

The Company entered into agreements with shareholders and former officers of the Company, which provides for the return of 12,515,000 shares of common stock to treasury. In exchange, the Company will issue a total of 7,458,000 two-year warrants at an exercise price of $0.60 which carry $0.20 puts at the option of the holder, exercisable during the ten day period prior to the maturity date at the option of the holder of the warrant.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)


Additional Share Issuance

Under the Novon Acquisition Agreement the Company has agreed to adjust the purchase price of that acquisition in the event that the sixty (60) day average closing bid price of the Company's Common Stock as reported by Nasdaq for the 60-day period preceding the one-year anniversary of the closing is less than $1.00 per share. The one-year anniversary occurred on February 10, 1996, and the Company will issue on or before March 10, 1996, 11,000,000 shares of common stock, with registration rights, to the former Novon shareholders.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's acquisition strategy resulted in the acquisition of CTI-IOM in February 1994, Stark in December 1994 and Novon in February 1995. The Company has issued a total of 46,250,000 shares of Common Stock to complete these acquisitions. ( In conjunction with the acquisition of Novon, the Company has agreed to provide financing to Novon not to exceed $6.0 million. ) This financing will enable Novon to acquire additional manufacturing equipment and capacity. A portion of the financing will be used to satisfy working capital requirements. As of December 31, 1995, an amount of $4,352,058 has been advanced to Novon.

On March 28, 1995, the Company entered into a letter of intent to sell its 54% interest in Consolidated Health Corporation of Mississippi, Inc. ("CHC"). The transaction closed on July 13, 1995, and the Company received $825,000 cash and 600,270 shares of preferred convertible stock of the purchaser, Rx Medical Services Inc. ("RxMedical") . This transaction reflects management's intent to exit the health care management industry. The Company has no influence in the management of Rx Medical or its subsidiary.

During the year ended September 30, 1995, the Company was loaned
$3,513,980 from two shareholders. During the year ended September 30,1995, the Company made payments of $2,913,980 on these shareholder loans. In May 1995, one shareholder agreed to convert loans in the amount of $1,030,000 million into 5,493,000 common shares of the Company.

The loan was converted at a discount of 53% to the market price of the Company's common stock on the date of conversion. The Company's common stock had a market value at the date of conversion of $0.40 per share. In January 1996, this shareholder returned 5,583,000 shares to the Company's treasury in exchange for 5,583,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at $0.60 each. Such warrants carry a put to the company at $0.20, exercisable during the ten day period prior to the maturity date at the option of the holder of the warrant.

Additionally, the Chief Executive Officer had made loans to Novon prior to its acquisition by the Company. The loans are due on demand and total $184,104 at December 31, 1995. Also, The Chief Executive Officer has personal assets, collateralizing loans totaling $450,000 and personal guarantees on loans totaling $2,446,816. In January 1996, the Chief Executive Officer of the Company and his wife loaned an additional $269,500, of which $169,500 carries a 15% interest rate and matures February 29, 1996. In February, 1996, Fima Capital Corporation loaned the Company $200,000 at no interest, with no set maturity date to be paid from future fundings.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

In May 1995, the Company settled a ten year consulting contract through the issuance of 1,607,000 shares valued at $450,000. The consulting contract was with a shareholder of the Company whose services would no longer be necessary due to the relocation of activities related to the biodegradable products and patents to Novon. In January 1996, this shareholder returned 2,107,000 shares to the Company's treasury in exchange for 500,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at $0.60 each, and which carry a put to the Company at $0.20, exercisable during the ten day period prior to the maturity date at the option of the holder of the warrant.

In May 1995, the Company issued 1,000,000 shares valued at $250,000 as severance pay to the former president of the Company. In January 1996, the former president of the Company returned 975,000 shares to the Company's treasury in exchange for 975,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at the lesser of $0.60 each or at 20% discount from the Company's bid price at the date of the exercise. The warrants carry a put to the company at $0.20, exercisable during the ten day period prior to the maturity date, at the option of the holder of the warrant.

In April 1994, the Board of Directors approved the issuance of 4,350,000 shares of common stock as bonus compensation to the former Chairman of the Board and Chief Executive Officer, all of which were issued. In January 1996, the shares were returned by the former Chairman of the Board and Chief Executive Officer for the Company to be carried as treasury shares at no cost to the Company.

In March 1995, the Company entered into an agreement with a financial consulting group to act as its financial advisor with respect to identifying and evaluating various financing opportunities. The financial consulting group is assisting the Company to raise working capital up to a minimum aggregate value of $10 million, and the Company will pay a fee equal to 10% of the principal amount of financing. Furthermore, the Company agreed to issue to the financial consulting group, a total of 6,000,000 shares of common stock. The Company has paid cash commissions of $107,680 through December 31, 1995, pursuant to this agreement. On July 5, 1995, the Company issued 200,000 shares valued at $100,000 in conjunction with commissions due. Additionally, on July 5, 1995, the Company issued 6,000,000 shares valued at $2,389,500 pursuant to this agreement. The Company has recorded $479,334 in stock issuance costs which have been offset against proceeds from the sale of Common Stock in private offerings pursuant to this agreement and it has recorded $1,910,166 as unearned consulting fees.

In October 1995, the Company entered into an agreement with Discovery Capital, Inc. ("Discovery Capital") for a $1,000,000 private placement of up to 4,000,000 shares of restricted Common Stock of the Company. Each share of stock purchased through this placement included an option for a period of three years from the date of the agreement to purchase one additional share of Common Stock of the Company at an exercise price of $1.00 per share. In December 1995, the agreement was modified by extending the exercise period of the option to four years and decreasing the exercise price to $0.72. In addition, the Company has agreed to adjust the purchase price of the shares at the end of one year to the issue price of $0.25 by issuing additional shares with a limit of one additional share per share issued. The Company sold 2,740,000 shares for net proceeds of $650,750. The Company paid Discovery Capital a placement fee of ten percent of all capital raised. Fifty percent of the placement fee was paid in shares of the Company's restricted Common Stock. The private placement closed on December 26, 1995. The Company issued the shares of common stock in connection with this private placement during January, 1996.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

The Company and its consolidated subsidiary Novon International Inc. have working capital deficiencies, net deficit and losses in recent and current periods. Working capital deficiencies were $2,460,543 at December 31, 1995. The Company, through Fima Capital is negotiating to obtain additional financing in the forms of trade finance lines of credit for its export sales, and a combination of medium term debt and mezzanine financing sufficient to satisfy its working capital and fixed equipment expenditures requirements for the next eighteen to twenty four months. Such mezzanine financing, still under negotiation, may be in the form of convertible debt. The Company also expects to establish license agreements and joint development partnerships for its technologies in certain geographical and product specific areas. The Company expects these activities will generate additional working capital. However, there can be no assurances that the operations of the Company's subsidiaries will achieve profitability or that additional financing will be available to the Company on terms that will be acceptable to it.

Results of Operations

The consolidated statement of operations for the three months ended December 31, 1995 include the results of operations of Novon, which is in the business of development, production and distribution of biodegradable additives, compounds and related products.

The consolidated statements of operations for the three months ended December 31, 1994, include the results of operations of Stark, which is in the hospital management business and the historical results of CTI-IOM using the accounting treatment consistent with a reverse acquisition.

This historical statement of operations for CUSA has not been included in the consolidated statements of operations for the three months ended December 31, 1995 and 1994 due, in part, to the CUSA investment being recorded on the cost basis.

Three Months Ended December 31, 1995 and 1994

Revenues

During the three months ended December 31, 1995, the Company recorded revenues of $217,238 related to sales of its biodegradable and related
products.   In conjunction with the sale of CHC, the Company has recorded the results of the three months ended December 31, 1994 of CHC as discontinued operations. Accordingly, the net income of CHC for the one month from acquisition date of December 1, 1994, of $4,534 is recorded as income from discontinued operations. This net income was generated on revenues of $239,300 and expenses of $234,766.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

Expenses

During the three months ended December 31, 1995, the Company incurred cost of sales of $248,190. The costs of sales includes raw materials, labor, direct and indirect manufacturing costs, excluding depreciation, associated with the production of Novon's biodegradable additives, compounds and related products.

During the three months ended December 31, 1995, the Company incurred general and administrative expenses of $472,505. Of this total, $240,360 related to the operations of the parent company's executive offices' as compared to $581,028 for the three months ended December 31, 1994. This represents a reduction as the Company continues to recognize the benefits of consolidating corporate activities at the Novon facility.

During the three months ended December 31, 1995, the Company incurred $206,395 of research marketing and selling expense which relates all to Novon's operations. Novon was acquired in February 1995. The increase of $326,738 in depreciation and amortization expense for the three months ended December 31, 1995, from a year ago is primarily due to the increase in manufacturing equipment and patents related to the acquisition of Novon.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Number            Description

   10.1 Remuneration for Services Agreement between the Company and Fima Capital Corporation Ltd. dated January 10, 1996.

   27               Financial Data Schedule.


(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 19, 1996, reporting the execution of the Remuneration for Services Agreement between the Company and Fima Capital Corporation Ltd. dated January 10, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHURCHILL TECHNOLOGY INC.




Date:__________________________         /s/______________________________
                                        Bertha H. Mitchell
                                        Chief  Financial  and  Accounting
                                        Officer