Form 10QSB
period 1996-03-31
CHURCHILL TECHNOLOGY INC
filed 1996-05-16
CIK 721233

12

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                               ____________

                                FORM 10-QSB
                                ___________
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended March 31, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number:  0-11372

                         CHURCHILL TECHNOLOGY INC.
     (Exact name of small business issuer as specified in its charter)

          Colorado                              84-0904172
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                    Identification No.)

                             181 Cooper Avenue
                           Tonawanda, N.Y. 14150
                 (address of principal executive offices)

                              (716) 874-8696
           (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 1996, the Registrant had 140,518,906 shares of Common Stock outstanding.

  Traditional Small Business Disclosure Format (check one): Yes [ ]No[x]

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Form 10-QSB Quarterly Report
Quarter ended March 31, 1996


INDEX
PART I - Financial Information
_______________________________

Item 1.   Financial Statements

          Consolidated Balance Sheet                               3-4
          March 31, 1996

          Consolidated Statements of Operations                      5
          Three and Six Months Ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows                      6
          Six Months Ended March 31, 1996 and 1995

          Consolidated Statement of Shareholders' Equity             7
          Six Months Ended  March 31, 1996

          Notes to Consolidated Financial Statements              8-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    13-18

PART II - Other Information
___________________________

Item 6.   Exhibits and Reports on Form 8-K                          19

Signatures                                                          20

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
March 31, 1996

                                                       March 31, 1996

ASSETS

CURRENT ASSETS
     Cash                                                  $    79,047
     Accounts receivable-trade, less allowance for doubtful
       accounts of $ 63,898                                    185,095
     Interest receivable                                         4,534
     Inventories                                               226,125
     Prepaid expenses                                           50,899
                                                           ___________
                                                               545,700

PROPERTY AND EQUIPMENT, AT COST
     Machinery and equipment                                 2,809,691
     Furniture, fixtures and leasehold improvements            127,758
                                                           ___________
                                                             2,937,449
     Accumulated depreciation and amortization               (330,009)
                                                           ___________
                                                             2,607,440

OTHER ASSETS
     Investments                                             6,458,010
     Note receivable                                           150,000
     Patents and related technology,
       net of accumulated amortization of $1,324,935        11,474,868
     Prepaid royalties                                         102,538
     Other assets                                               56,919
                                                           ___________
                                                            18,242,335
                                                           ___________

TOTAL ASSETS                                                21,395,475
                                                           ___________


*See accompanying notes to consolidated financial statements.*

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

March 31,1996

                                                        March 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                 $ 1,448,228
  Accrued liabilities                                          287,526
  Notes payable - banks and other                              844,020
  Current portion - long-term debt                             343,935
  Notes payable - related party                                608,201
                                                           ___________
                                                             3,531,910
LONG-TERM DEBT, LESS CURRENT MATURITIES                      1,155,313
                                                           ___________

COMMITMENTS AND CONTINGENCIES

WARRANTS SUBJECT TO REPURCHASE                               1,491,600

SHAREHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 5,000,000 shares
    authorized;
  1,000,000 Series A shares issued and outstanding;
  $6,000,000 liquidation preference                          1,000,000
  Common stock - $.02 par value; 200,000,000 shares
    authorized;
  117,292,306 shares issued and  116,328,306 shares
    outstanding                                              2,345,847
  Additional paid-in capital                                37,302,505
  Unearned consulting fees                                 (1,910,166)
  Accumulated deficit                                     (23,098,900)
  Cumulative translation adjustment                             15,986
                                                           ___________
                                                            15,655,272
  Treasury stock, 964,000 shares, at cost                    (438,620)
                                                            15,216,652
                                                           ___________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  21,395,475
                                                           ___________


*See accompanying notes to consolidated financial statements.*

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statement of Operations (Unaudited)
For the Periods Ended March 31, 1996 and 1995

                           Three Months             Six Months
                           Ended March 31          Ended March 31
                          1996        1995        1996         1995
REVENUES
Product Sales         $  298,831   $  226,419  $  516,069   $  226,419
Royalty Income            26,548                   26,548
                      __________   __________  __________   __________
                         325,379      226,419     542,617      226,419
                      __________   __________  __________   __________

OPERATING EXPENSES
Manufacturing            348,222      196,750     596,412      196,750
General/admin.           726,801      467,717   1,199,313    1,048,745
Research/dev.             50,753       25,991     110,270       25,991
Marketing and selling    110,955       86,014     257,833       86,014
Depreciation and
amortization             431,612      188,406     768,449      247,437
Impairment of assets                  118,000                  118,000
Bad debt expense          36,643      187,310      36,643      187,310
Other                                     416                      416
                      __________   __________  __________   __________
                       1,704,986    1,270,604   2,968,920    1,910,663

LOSS FROM OPERATIONS (1,379,607)  (1,044,185) (2,426,303)  (1,684,244)

OTHER EXPENSE (INCOME)
Interest expense          62,456      101,742     119,900      101,742
Interest and other
  income                    (22)     (81,760)    (18,749)     (96,059)
                      __________   __________  __________   __________
                          62,434       19,982     101,151        5,683
                      __________   __________  __________   __________
LOSS FROM CONTINUING
  OPERATIONS         (1,442,041)  (1,064,167) (2,527,454)  (1,689,927)
                      __________   __________  __________   __________
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS
Income (Loss) from
  discontinued
  operations                         (15,251)                   36,346
Loss on disposal of
  discontinued
  operations                      (1,201,346)              (1,201,346)
                      __________   __________  __________   __________
                                  (1,216,597)              (1,165,000)
                      __________   __________  __________   __________
NET LOSS           $(1,442,041)$ (2,280,764)$(2,527,454)$  (2,854,927)
                     ___________  ___________ ___________  ___________
LOSS PER SHARE OF
  COMMON STOCK
Loss from continuing
  operations         $    --     $(      .02) $    --     $(      .03)
Net loss             $(      .02)            $(      .04)  $(      .03) $(
 .05)
WEIGHTED-AVERAGE No.
  OF COMMON SHARES
  OUTSTANDING DURING
  THE PERIOD          97,720,306   58,901,191  98,588,481   53,879,126

*See accompanying notes to consolidated financial statements.*

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
For the Periods Ended March 31, 1995 and 1996

                                                Six Months Ended
                                              3/31/96     3/31/95


CASH FLOWS FROM OPERATING ACTIVITIES    $(1,228,834)     $(1,267,402)

CASH FLOWS FROM INVESTING ACTIVITIES       (360,304)     (2,455,175)

CASH FLOWS FROM FINANCING ACTIVITIES       1,517,411       3,846,927

EFFECT OF EXCHANGE RATE CHANGES ON CASH       12,481

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (59,246)         124,350
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                        138,293          54,018
                                         ___________     ___________

CASH AND CASH EQUIVALENTS
  END OF PERIOD                          $    79,047     $   178,368
                                         ___________     ___________

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the Period Ended March 31, 1996

                     Preferred Stock         Common Stock
                    Shares     Amount     Shares       Amount
BALANCE-9/30/95  1,000,000 $1,000,000   99,830,306  $1,996,607

ISSUANCE OF
COMMON STOCK
FOR CASH
Private offerings,
net of stock iss.
costs of $71,240                        16,877,000     337,540

ISSUANCE OF COMMON
STOCK FOR SERVICES
Investment Banking
Fee                                      2,100,000      42,000

ISSUANCE OF COMMON
STOCK FOR ACQUIS.
Novon Int. Inc.                         11,000,000     220,000

COMMON STOCK RETIRED                  (12,515,000)   (250,300)
FOR WARRANTS SUBJECT
TO REPURCHASE FOREIGN
CURR.TRANS.
NET LOSS
BALANCE - 3/31/961,000,000$ 1,000,000 117,292,306$   2,345,847

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the Period Ended March 31, 1996 (Continued)

                                          Unearned
                           Add. Paid in  Consulting    Treasury
                              Capital       Fees        Stock
BALANCE-9/30/95            $35,798,195  (1,910,166)  $(361,500)

ISSUANCE OF COMMON STOCK
FOR CASH
Private offerings, net of
stock issuance costs
of $36,990                   1,013,210

ISSUANCE OF COMMON STOCK
FOR SERVICES
Investment Banking Fee          192,400

ISSUANCE OF COMMON STOCK
FOR ACQUISITION
Novon International Inc.

COMMON STOCK RETIRED FOR
WARRANTS SUBJECT TO
REPURCHASE                 (1,241,300)                 (77,120)

FOREIGN  CURR. TRANSLATION

NET LOSS

BALANCE-3/31/96$            37,302,505 (1,910,166)$   (438,620)


CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the Period Ended March 31, 1996 (Continued)

                                                   Cummulative
                              Accumulated          Translation
                              Deficit              Adjustment
BALANCE-9/30/95            $20,571,446)$               4,966

ISSUANCE OF COMMON STOCK
FOR CASH
Private offerings, net of
stock issuance costs
of $36,990

ISSUANCE OF COMMON STOCK
FOR SERVICES
Investment Banking Fee

ISSUANCE OF COMMON STOCK
FOR ACQUISITION
Novon International Inc.

COMMON STOCK RETIRED FOR
WARRANTS SUBJECT TO
REPURCHASE

FOREIGN CURR. TRANSL.                                 11,020

NET LOSS                   (  2,527,454)

BALANCE-3/31/96            $(23,098,900)             $15,986


*See accompanying notes to consolidated financial statements.*

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Churchill Technology Inc. and its subsidiaries (the "Company") as of March 31, 1996 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

The interim financial information of the Company includes the results and accounts of its wholly-owned subsidiary, Churchill Technology (Isle of Man) Limited ("CTI-IOM") for the six months ended March 31, 1995, after giving
effect to a reverse acquisition as described in Note C-Acquisitions.   As a
result of the provisions of the purchase agreement of CTI-IOM, the Company's wholly-owned subsidiary, Churchill USA, Inc., will be accounted for on the cost method. The interim financial information of the Company also includes the results and accounts of its wholly-owned subsidiary, Novon International, Inc. ("Novon") from the acquisition date of February 10, 1995 as described in Note C -Acquisitions.

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

NOTE B - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows for the periods ended March 31, 1996 and 1995 were the effects of certain non-cash investing and financing activities as follows:

                                             1996       1995
Issuance of common stock for investment
banking fees                              $234,400

Issuance of warrants for the return of
shares                                   $1,471,600

Issuance of common stock for acquis.
of Stark Industries Inc.                             $2,975,000

Issuance of common stock for
acquis. of Novon International
Inc.                                     $1,760,000  $8,250,000
Conversion of convertible
debentures to equity                                 $1,675,000

Cash paid for interest or income taxes in periods ended March 31, 1996 and 1995 was $94,995 and $0 respectively.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE C - ACQUISITIONS AND DISPOSITIONS

Churchill Technology (Isle of Man) Limited - On December 8, 1993, the Company exchanged 2.5 million shares of its common stock for ten percent of the issued share capital of Churchill Technology (Isle of Man) Limited ("CTI-IOM"), an Isle of Man company which owned certain intellectual property rights related to a process of manufacturing composite polymeric articles referred to as "biodegradable" plastic. On February 22, 1994, the Company exchanged 28,750,000 shares of its common stock to acquire the remaining 90 percent of CTI-IOM. The Company accounted for the transaction as a recapitalization of CTI-IOM with CTI-IOM as the accounting acquirer (reverse acquisition). Accordingly, the financial statements reflect the net assets and shareholders' equity of CTI-IOM at their historical cost. Additionally, upon application of the appropriate accounting treatment for a reverse acquisition, the historical financial statements prior to the acquisition date of February 22, 1994 are those of CTI-IOM.

CTI-IOM was incorporated subsequent to September 30, 1993 and therefore there are no historical comparative financial statements of CTI-IOM prior to its inception. Similarly, as there are no historical comparative financial statements to be presented, no pro forma information for this acquisition is presented.

On February 22, 1995, the Company sold all of the issued and outstanding capital stock of CTI-IOM to a former employee of CTI-IOM. The former employee was an officer and director of the Company and its wholly owned subsidiary, CTI-IOM. In exchange, the Company retained all of the CTI-IOM's intellectual property rights relating to "biodegradable" plastics. The Company assigned and transferred all intellectual property rights to Novon. This transaction reflects management's intent to consolidate and streamline its biodegradable business. CTI-IOM was a development stage company as defined by SFASB No. 7. The Company recorded a $2,958 loss from the sale of CTI-IOM.

As a condition precedent to the acquisition of CTI-IOM, the Company transferred all of the assets, property, subsidiaries, investments, equity interests, cash, contract rights, royalty rights, and other rights owned or held by the Company immediately prior to the closing date (the "Churchill Properties"), excluding the ten percent of CTI-IOM acquired in December 1993, to a wholly-owned subsidiary of the Company, Churchill USA, Inc., a newly-formed Colorado corporation ("CUSA"). CUSA also assumed all liabilities associated with the Churchill Properties. Concurrent with the acquisition of CTI-IOM, the Company assigned 100 percent of the CUSA common stock to a trust (the "CUSA Trust"). The CUSA Trust will hold the CUSA shares until February, 2001. A former president of the Company is the trustee of the CUSA Trust.

Additionally, the Company issued, assigned and deposited with the CUSA Trust 1,000,000 Series A Convertible Preferred Shares for the benefit of the Churchill shareholders of record as of February 22, 1994.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE C - ACQUISITIONS AND DISPOSITIONS (Continued)

As a result of the provisions of the CUSA Trust Agreement, the Company presently lacks significant influence or control over CUSA and, accordingly, its investment in CUSA is accounted for using the cost method. The original cost investment of CUSA was recorded as $7,158,010, representing the net book value of CUSA as of February 22, 1994. During June 1994, a portion of CUSA's assets were impaired. CUSA recorded a loss on investment of $3,621,319. The impairment of CUSA's assets affected the Company's carrying value of its investment in CUSA. The Company reduced the carrying value of its investment in CUSA by $1 million during the period ended September 30, 1994 to reflect management's estimate of net realizable value. Even though CUSA's net book value as of September 30, 1994 declined by more than $1 million, management is of the opinion that its investment in CUSA had only declined by $1 million when considering the fair value of CUSA's net assets as of September 30, 1994. The Company determined CUSA's fair value of net assets based on discounted future net cash flows from CUSA's oil and gas reserves.

Stark Industries, Inc. - On December 1, 1994, the Company entered into an agreement to negotiate and acquire all of the issued and outstanding shares of Stark Industries, Inc. ("Stark"), a Michigan corporation, whose sole asset was a 54 percent equity interest in Consolidated Health Corporation of Mississippi, Inc. ("CHC"), a Mississippi corporation that operates and manages three hospitals located in Mississippi, in exchange for four million newly issued shares of common stock of the Company and $315,000 in cash less $100,000 in liabilities assumed. The acquisition was accounted for as a purchase. Accordingly, the $3,190,000 purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in $2,835,301 of cost in excess of net assets acquired as of December 1, 1994. Such excess will be amortized on a straight-line basis over an estimated life of seven years.

On July 13, 1995, the Company sold its 54 percent ownership interest in CHC for $825,000 cash and 600,217 shares of preferred convertible stock of the purchaser with a carrying value of $300,000. The Company continues to hold 100 percent of the issued and outstanding common stock of Stark, which is currently inactive.

Novon International, Inc. - Novon International, Inc. ("Novon"), a privately-held Delaware corporation, was incorporated in February 1994. In December 1994, prior to the acquisition, the Company loaned Novon, $2,000,000 in exchange for a promissory note. These funds were used to acquire biodegradable technology from Warner-Lambert Company for $1,950,000 in cash. This technology included patents, trademarks, copyrights and contract rights. Prior to December 1994, Novon had no prior business operations.

Ecostar International, L.P. ("Ecostar") was organized under the provisions of the Amended and Restated Agreement of Limited Partnership dated January 1, 1992. Ecostar and its subsidiaries are referred to herein as "the Partnership". Since its inception in 1991, Ecostar has been engaged in the development, manufacture and marketing of biodegradable additives and compounds. Ecostar's operating history includes establishment of research and manufacturing operations with modest sales both in the United States and overseas.

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE C - ACQUISITIONS AND DISPOSITIONS (Continued)

On January 20, 1995, the Partnership was merged into Novon with each of the limited partners receiving a proportionate number of shares of Novon for their interest in the Partnership. The merger was accounted for as a pooling of interests.

On February 10, 1995, the Company completed the acquisition of 100 percent of the outstanding capital stock of Novon. The shareholders of Novon received 10,518,000 restricted shares of the Company's common stock. Additionally, the Company contributed 482,000 restricted shares to Novon. Pursuant to the Agreement and Plan of Merger dated February 10, 1995 among the Company, Novon and Novon Acquisition Corp. (the "Acquisition Agreement"), the Company agreed to adjust the purchase price in the event that the sixty (60) day average closing bid price of the Company's common stock as reported by Nasdaq for the 60-day period preceding the one-year anniversary of the closing is less than $1.00 per share. If such event should occur, the Company agreed to issue, within 30 days of the one-year anniversary, that number of additional shares of the Company's common stock as is necessary so that the aggregate value of all shares of common stock issued pursuant to the Acquisition Agreement is equal to $11,000,000, up to an aggregate maximum of 11,000,000 additional shares of common stock. The acquisition was accounted for as a purchase. The one-year anniversary occurred on February 10, 1996 and the Company issued 10,518,000 shares of common stock, with registration rights, to the former Novon shareholders. Additionally, the Company contributed 482,000 restricted shares to Novon. This transaction is reflected in an upwards adjustment to the value of the intellectual property and shareholders equity of $1,760,000.

Accordingly, the $8,250,000 purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the date of the acquisition as follows:

Current assets and liabilities (net)            $(1,924,296)
Property and equipment                             2,458,131
Patents and related technology                    10,751,898
Other assets                                         467,944
Long-term debt, less current maturities          (1,197,437)
Notes payable, Churchill Technology Inc.         (2,306,240)

                                                $8,250,000

The results of operations of Novon have been included in the consolidated statement of operations from the date of acquisition. Patents and related technology are amortized on the straight-line method over the estimated ten-year life of the acquired patents and related technology.

NOTE D - CONTINGENCIES

Contingencies - The Company's subsidiary Novon, is a defendant in actions involving the interpretation of license agreements. Management and legal counsel for the Company are of the opinion the plaintiffs do not have the legal capacity to commence the action, and filed a motion for the dismissal of the action in 1993. The actions commenced by two of the three plaintiffs were dismissed. The

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

remaining plaintiff must file an amended claim to continue the actions. To date, there has not been an amended claim filed. Accordingly, based upon the facts known to date, management and legal counsel believe Novon has a meritorious defense to the actions asserted against it and should prevail. Management believes that an adverse decision could have a material impact on the operations of the Company. No provision for any liability that may result from the actions has been recognized in the accompanying financial statements.

The Securities and Exchange Commission ("SEC") commenced a private investigation of the Company and others in August 1995 to determine whether, since September 1993, there has been any violations of the provisions of the Federal Securities law. The current management of the Company is cooperating fully with the SEC and cannot at this stage form any opinion with respect to the effect, if any, of such an investigation on the Company's accompanying financial statements.

NOTE E - STOCKHOLDERS EQUITY

Common Stock Issued for Cash - In October 1995, the Company entered into an agreement with Discovery Capital, Inc. for a $1,000,000 private placement of up to 4,000,000 shares of restricted common stock of the Company. The Company sold 2,740,000 shares for net proceeds of $650,750. In March 1996, the Company entered into an agreement with Fima Capital Corporation, Ltd., to place 50,000,000 shares of common stock at a minimum price of $0.05 per share. During March 1996, the Company has received net proceeds of $700,000 from the sale of 14,000,000 shares of common stock.

Common Stock Issued for Services - In October 1995, the Company issued 100,000 shares valued at $34,400 as payment for services rendered to an investment banking firm. In March 1996, the Company issued 2,000,000 shares of its common stock valued at $200,000 pursuant to an investment banking and financial consulting agreement with Fima Capital Corporation, Ltd. The shares had a market price of $0.25 per share at the date of issuance.

Additional Share Issuance - 11,000,000 shares of the Company's common stock were issued, with registration rights pursuant to the Novon Acquisition Agreement discussed in Note C. The shares had a market price of $0.16 per share at the date of issuance.

Acquisition of Shares - In January 1996, the Company completed agreements with shareholders and former officers of the Company for the return of 12,515,000 shares of common stock. In exchange, the Company issued 7,458,000 two-year warrants valued at $0.20 each.

NOTE F - SUBSEQUENT EVENTS

Issuance of shares for Working Capital and Acquisition of Assets

In March 1996, the Company entered into an agreement with Fima Capital to issue up to 50,000,000 shares, at a minimum price of $0.05, to raise working capital and funds for certain asset acquisitions. The agreement calls for an initial issuance of 30,000,000 shares of which 25,000,000 will be placed with two major investors, the President of the Company and the father of a director of the Company. 5,000,000 shares of common stock will be put into an Employee Stock Purchase Plan. The remaining

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE F - SUBSEQUENT EVENTS (Continued)

20,000,000 will be purchased by Fima Capital and a group of private investors. As of May 1, 1996, 37,256,600 shares have been sold with net proceeds to the Company of $1,862,830.

CUSA oil and gas assets

With the concurrence of the Trustee, the Company is negotiating the sale of the CUSA oil and gas assets and to date has received one offer for these assets. The offer is conditional on due diligence and, if accepted, is not expected to close until late in fiscal year 1996.

Acquisition of Royalty Stream, Patent, and Trademarks for Japan, Australia and New Zealand

The Company recently completed the acquisition of patents, trademarks, and a stream of royalties from licenses for the manufacturing and distribution of Novon Specialty polymers in Japan, Australia and New Zealand and for biodegradable loosefill used in packaging, for a purchase price of $1,188,818. The Company also entered into a new license agreement for the manufacture and distribution of its biodegradable technology in Australia and New Zealand.

CHURCHILL TECHNOLOGY INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's acquisition strategy resulted in the acquisition of CTI-IOM in February 1994, Stark in December 1994 and Novon in February 1995. The Company has issued a total of 57,250,000 shares of Common Stock to complete these acquisitions. ( In conjunction with the acquisition of Novon, the Company has agreed to provide financing to Novon not to exceed $6.0 million. ) This financing will enable Novon to acquire additional manufacturing equipment and capacity. A portion of the financing will be used to satisfy working capital requirements. As of March 31, 1996, an amount of $5,156,791 has been advanced to Novon.

In October 1994, the Company completed the sale of 1,000,000 shares of Common Stock which generated net proceeds of approximately $577,000. The proceeds of these sales of Common Stock were used for working capital.

In January 1995, the Company completed the offering of $2.25 million in convertible debentures. The net proceeds of $2,025,000 were used in the purchase of patents, technology and equipment relating to the polymer products division of Warner-Lambert. The convertible debentures bore interest at 6% and were due on December 31, 1995. The debentures were convertible at the option of the holder into shares of Common Stock of the Company at a discount of 39% to the closing bid price on the date of conversion. In the year ended September 30, 1995, holders of the $2.25 million of convertible debentures gave notice to the Company of their demand to convert the debentures. The Company issued 10,487,408 shares upon conversion of the debentures.

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

In March 1995, the Company entered into an agreement with a financial consulting group to act as its financial advisor with respect to identifying and evaluating various financing opportunities. The financial consulting group is assisting the Company to raise working capital up to a minimum aggregate value of $10 million, and the Company will pay a fee equal to 10% of the principal amount of financing. Furthermore, the Company agreed to issue to the financial consulting group, a total of 6,000,000 shares of common stock. The Company has paid cash commissions of $107,680 through March 31, 1996, pursuant to this agreement. On July 5, 1995, the Company issued 200,000 shares valued at $100,000 in conjunction with commissions due. Additionally, on July 5, 1995, the Company issued 6,000,000 shares valued at $2,389,500 pursuant to this agreement. The Company has recorded $479,334 in stock issuance costs which have been offset against proceeds from the sale of Common

CHURCHILL TECHNOLOGY INC.

Stock in private offerings pursuant to this agreement and it has recorded $1,910,166 as unearned consulting fees.

In May 1995, the Company entered into a private placement agreement with H.J. Meyers & Company ("HJ Meyers") whereby the Company raised net proceeds of approximately $1.6 million through the issuance of 9,170,140 shares of restricted stock. Additionally, the Company issued 2,000,000 shares valued at $687,500 to H.J. Meyers as payment of investment banking services rendered.

During the year ended September 30, 1995, the Company was loaned $3,523,980 from two shareholders. During the year ended September 30,1995, the Company made payments of $2,913,980 on these shareholder loans. In May 1995, one shareholder agreed to convert loans in the amount of $1,030,000 into 5,493,000 common shares of the Company. The loan was converted at a discount of 25% to the market price of the Company's common stock on the date of conversion. In January 1996, this shareholder returned 5,583,000 shares to the Company in exchange for 5,583,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at $0.60 each. Such warrants carry a put to the Company at $0.20 per share of common stock, exercisable during the ten day period prior to the maturity date at the option of the holder of the warrant.

Additionally, Robert Downie, the Chairman, President and Chief Executive Officer of the Company made loans to Novon. The loans are due on demand and total $246,301 at March 31, 1996. Of this amount, $109,690 bears interest at 8% and $136,611 bears interest at 12% as of March 31, 1996. The notes have no payments due in 1996. Also, Mr. Downie has personal assets collateralizing Company loans totaling $397,100 and personal guarantees on Company loans totaling $1,499,249 at March 31, 1996. In January 1996, the wife of the President loaned an additional $162,900, which carries a 15% interest rate and matures May 31, 1996. Additionally, Fima Capital loaned the Company $200,000 at no interest and no stated maturity date to be paid from future fundings.

In May 1995, the Company settled a ten year consulting contract through the issuance of 1,607,000 shares valued at $450,000. The consulting contract was with a shareholder of the Company whose services would no longer be necessary due to the relocation of activities related to the biodegradable products and patents to Novon. In January 1996, this shareholder returned 2,107,000 shares to the Company in exchange for 500,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at $0.60 each, and which carry a put to the Company at $0.20 per share of common stock, exercisable during the ten day period prior to the maturity date at the option of the holder of the warrant.

In May 1995, the Company issued 1,000,000 shares valued at $250,000 as severance pay to the former president of the Company. In January 1996, the former president of the Company returned 975,000 shares to the Company in exchange for 975,000 warrants exercisable until January 31, 1998 to purchase one share of the Company's Common Stock at the lesser of $0.60 each or at 20% discount

CHURCHILL TECHNOLOGY INC.

from the Company's bid price at the date of the exercise. The warrants carry a put to the Company at $0.20 per share of common stock, exercisable during the ten day period prior to the maturity date, at the option of the holder of the warrant.

In October 1995, the Company entered into an agreement with Discovery Capital, Inc. ("Discovery Capital") for a $1,000,000 private placement of up to 4,000,000 shares of restricted Common Stock of the Company. Each share of stock purchased through this placement included an option for a period of three years from the date of the agreement to purchase one additional share of Common Stock of the Company at an exercise price of $1.00 per share. In December 1995, the agreement was modified by extending the exercise period of the option to four years and decreasing the exercise price to $0.72. In addition the Company has agreed to adjust the purchase price of the shares at the end of one year to the issue price of $0.25 by issuing additional shares with a limit of one additional share per share issued. The Company sold 2,740,000 shares for net proceeds of $650,750. The Company paid Discovery Capital a placement fee of ten percent of all capital raised. Fifty percent of the placement fee was paid in shares of the Company's restricted Common Stock. The private placement closed on December 26, 1995. The Company issued the shares of common stock in connection with this private placement during January, 1996.

In January 1996, 3,450,000 shares were returned by the former Chairman of the Board and Executive Officer at no cost to the Company. These shares were part of a bonus compensation approved by the Board of Directors in April 1994.

In March 1996, the Company entered into an agreement with Fima Capital to place 50,000,000 shares of Common Stock at a minimum price of $0.05 per share. At May 1, 1996, the Company has received net proceeds of $1,862,830 from the sale of 37,256,600 shares of Common Stock.

The Company and its principal subsidiary Novon have working capital deficiencies, net deficit and losses in recent and current periods.
Working capital deficiencies were $2,986,210 at March 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's strategic and business plans include the start-up of a new production line for its Novon and Aqua-Novon products currently under way and significant investment in marketing and working capital for these products. The Company's forecasts show losses and a negative liquidity position that will continue to accrue until such time as sales volumes are significantly higher. The Company expects to reach cash positive operations on a running rate basis within the next twelve months, while profit and loss break-even will take a few months longer. There can be no assurances that unanticipated problems will not develop which will negatively impact the execution of its strategic and business plans or that acceptance of its products in the market will be sufficient to attain the required sales levels to reach positive liquidity or operational break-even.

CHURCHILL TECHNOLOGY INC.

Results of Operations
Three Months Ended March 31, 1996 and 1995

The consolidated statement of operations for the three months ended March 31, 1996 include the results of operations of Novon only. The consolidated statement of operations for the three months ended March 31, 1995 include the results of operations of Novon and Stark from the acquisition date, and the historical results of CTI-IOM using the accounting treatment consistent with a reverse acquisition. Accordingly, the historical statement of operations for CUSA has not been included in the consolidated statement of operations due, in part, to the CUSA investment being recorded on the cost basis. In conjunction with the sale of CHC, the operations for CHC are included as discontinued operations.

Revenues

During the quarter ended March 31, 1996, the Company recorded revenues of $325,379 as compared to $226,419 in the quarter ended March 31, 1995. These revenues are a result of sales of its biodegradable and related products and include $26,548 in royalty income from the licensing of its technology. Revenues for the quarter ended March 31, 1995 represent two months of results of Novon, subsequent to the acquisition.

Expenses

Manufacturing expenses were $348,222 compared with $196,750 in the comparable period in 1995. Manufacturing expenses include raw materials, direct and indirect manufacturing costs, excluding depreciation, associated with the production of biodegradable additives, compounds and related products. Manufacturing costs in 1996 include costs associated with a new production line for the manufacture of Novon compounds which is in the process of commissioning and is not yet in commercial production.

For the quarter ended March 31, 1996, general and administrative expenses were $726,808, which represents an increase of $259,091 from the comparable quarter in 1995. The increase is attributable primarily to investment banking fees of approximately $234,000 which was paid through the issuance of shares of common stock.

Marketing and selling expenses for the quarter ended March 31, 1996 were $110,955, an increase of approximately $24,900 from 1995. These expenses are expected to increase in the future as the Company continues to develop the biodegradable market for its products. Research and development expenses increased by $24,762 compared with the same period a year ago. This increase is associated with development activities at Novon.

Depreciation and amortization expense increased by $247,064 compared to the same period a year ago. This increase is associated with increases in equipment and intellectual property associated with the operations of Novon.

CHURCHILL TECHNOLOGY INC.

There was no impairment of assets in the quarter ended March 31, 1996 compared to a $118,000 impairment recorded in the same quarter ended March 31, 1995. Bad debt expense was $36,643 compared to $187,310 in the comparable period.

In conjunction with the sale of CHC, the Company recorded the results of operations of CHC as discontinued operations. Accordingly the net loss for the three months ended March 31, 1995 was $1,216,597. This compares with no losses from discontinued operations in the quarter ended March 31, 1996.

Six Months Ended March 31, 1996 and 1995

Revenues

During the six months ended March 31, 1996, the Company recorded revenues of $542,617 as compared to $226,419 for the six months ended March 31, 1995. These revenues are a result of sales of its biodegradable and related products and include $26,548 in royalty income from the licensing of its technology.

Expenses

During the six months ended March 31, 1996, manufacturing expenses were $596,412 compared to $196,750 a year ago. Manufacturing expenses include raw materials, labor, direct and indirect manufacturing costs, excluding depreciation, associated with the production of biodegradable additives, compounds and related products. Manufacturing expenses for the period ended March 31, 1995 represents two months of results of Novon subsequent to the acquisition.

During the six months ended March 31, 1996, the Company incurred general and administrative expenses of $1,199,313 which compare with $1,048,745 incurred during the six months ended March 31, 1995. Included in the total for the 1996 quarter are investment banking fees of $234,400 which were paid by the issuance of shares of common stock in the Company. Expenses related to the operations of the parent company's executive offices' were $463,237 as compared to $509,513 for the six months ended March 31, 1995. This decrease is primarily due to the consolidation of corporate activities at the Novon facilities.

Marketing and selling expenses for the six months ended March 31, 1996 increased by $171,819 compared to a year ago. The increase is expected as the Company continues to develop the biodegradable market for its products. Research and development expenses increased by $84,279 compared to a year ago as Novon continues its development activities.

Depreciation and amortization expense increased by $524,870 compared to a year ago. This increase is associated with increases in equipment and intellectual property associated with the Novon operations.

CHURCHILL TECHNOLOGY INC.

In conjunction with the sale of CHC, the Company recorded the results of operations of CHC as discontinued operations. Accordingly the net loss for the six months ended March 31, 1995 was $1,165,000. This compares with no losses from discontinued operations in the six months ended March 31, 1996.

Cash Flows

During the six months ended March 31, 1996, the Company's primary sources of liquidity were cash provided by the issuance of common stock and proceeds from notes payable.

Cash Flows from Operating Activities:

Net cash required in operating activities consists of net losses adjusted for certain non-cash income and expense items and changes in working capital. Non-cash income and expenses include items such as depreciation, amortization and common stock issued for services. Working capital consists primarily of accounts receivable, inventories and current liabilities.

Net cash required in operating activities decreased for the six months ended March 31, 1996 compared to the same period a year ago primarily as a result of a decrease in net losses.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $2,094,871 for the six months ended March 31, 1996 compared to a year ago. Significant cash uses in the six months ended March 31, 1995 included a $2.1 million advance to Novon used primarily to purchase the intellectual property from Warner-Lambert and $315,000 in cash used to acquire Stark. Additions to property and equipment totaled $1,776 for the six months ended March 31, 1995 compared to $360,304 for the period ended March 31, 1996. The increase in cash used for property and equipment related to the installation of the Novon production line.

Cash Flows from Financing Activities

The Company's primary source of liquidity for the six months ended March 31, 1996 was provided by the sale of common stock, which generated net
proceeds of $1,350,750.   During the six months ended March 31, 1995 cash
was provided by the sale of common stock, the issuance of convertible debentures and proceeds from related party notes payable. Any funding requirements for operating cash and capital expenditures in excess of cash generated from future operations will be supplemented by the issuance of common stock, trade finance lines of credit and medium-term financings.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Number       Description

   10.1 Remuneration for Services Agreement between the Company and Fima Capital Corporation dated January 10, 1996.

   10.2 Agreement by and between Churchill Technology Inc. and Fima Capital Corporation Ltd. dated March 15, 1996.

   27.         Financial Data Schedule.

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 16, 1996 reporting the execution of the Remuneration for Services Agreement between the Company and Fima Capital Corporation Ltd. Dated January 10, 1996.

The  Company  filed  a  current report on Form 8-K  dated  March  20,  1996
reporting   the  execution  of  the  agreement  by  and  between  Churchill
Technology Inc. and Fima Capital Corporation Ltd. dated March 15, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHURCHILL TECHNOLOGY INC.




Date:  May 16, 1996                     /s/Bertha H. Mitchell
     __________________________         ___________________________________
                                        Bertha H. Mitchell
                                        Chief   Financial  and   Accounting
                                        Officer