Form 10QSB
period 1996-06-30
CHURCHILL TECHNOLOGY INC
filed 1996-08-13
CIK 721233

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ------------
                                 FORM 10-QSB
                                ------------
(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
- ----     Act of 1934


For quarterly period ended June 30, 1996

[____]   Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number:  0-11372

                          CHURCHILL TECHNOLOGY INC.
      (Exact name of small business issuer as specified in its charter)

                                  Colorado                                          84-0904172
     (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

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

As of July 25, 1996, the Registrant had 144,819,086 shares of Common Stock outstanding.

  Traditional Small Business Disclosure Format (check one):     Yes X     No__



   =======================================================================

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
FORM 10-QSB QUARTERLY REPORT
Quarter ended June 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .       3 - 4
                 June 30, 1996

                 Consolidated Statements of Operations  . . . . . . . . . . . .           5
                 Three and Nine Months Ended June 30, 1996 and 1995

                 Consolidated Statements of Cash Flows  . . . . . . . . . . . .           6
                 Nine Months Ended June 30, 1996 and 1995

                 Consolidated Statement of Shareholders' Equity . . . . . . . .           7
                 Nine Months Ended June 30, 1996

                 Notes to Consolidated Financial Statements . . . . . . . . . .        8-13

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . .       14-19

PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .          20

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Unaudited)
June 30, 1996


ASSETS

CURRENT ASSETS
          Cash                                                                  $         52,489
          Accounts receivable - trade, less allowance for doubtful
          accounts of $71,772                                                            252,804
          Other receivables                                                               13,594
          Interest receivable                                                              4,534
          Inventories                                                                    240,741
          Prepaid expenses                                                                17,767
                                                                                   -------------
                                                                                         581,929

PROPERTY AND EQUIPMENT, AT COST
          Machinery and equipment                                                      2,829,496
          Furniture, fixtures and leasehold improvements                                 145,340
                                                                                   -------------
                                                                                       2,974,836
          Accumulated depreciation and amortization                                    (414,628)
                                                                                   -------------
                                                                                       2,560,208

OTHER ASSETS
          Investments                                                                  6,458,010
          Note receivable                                                                150,000
          Patents and related technology,
          net of accumulated amortization of $ 1,932,738                              12,167,777
          Prepaid royalties                                                              101,008
          Other assets                                                                    72,471
                                                                                   -------------
                                                                                      18,949,266
                                                                                   -------------

TOTAL ASSETS                                                                    $     22,091,403
                                                                                   =============


"SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES

June 30, 1996



 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable - trade                                              $      1,587,286
          Accrued liabilities                                                            310,540
          Notes payable - banks and other                                                832,752
          Current portion - long-term debt                                               440,138
          Notes payable - related party                                                  613,237
                                                                                   -------------
                                                                                       3,783,953
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                1,029,432
                                                                                   -------------

COMMITMENTS AND CONTINGENCIES

WARRANTS SUBJECT TO REPURCHASE                                                         1,491,600

SHAREHOLDERS' EQUITY
          Preferred stock - $1.00 par value; 5,000,000 shares authorized;
          1,000,000 Series A shares issued and outstanding;
          $6,000,000 liquidation preference                                            1,000,000
          Common stock - $.02 par value; 200,000,000 shares authorized;
          143,723,086 shares issued and  142,759,086 shares outstanding                2,874,462
          Additional paid-in capital                                                  38,209,560
          Unearned consulting fees                                                   (1,910,166)
          Accumulated deficit                                                       (23,976,730)
          Cumulative translation adjustment                                               27,912
                                                                                   -------------
                                                                                      16,225,038
          Treasury stock, 964,000 shares, at cost                                      (438,620)
                                                                                   -------------
                                                                                      15,786,418
                                                                                   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     22,091,403
                                                                                   =============

"SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS"

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Periods Ended June 30, 1996 and 1995

                                            Three Months Ended June  30               Nine Months Ended June 30
                                              1996               1995                 1996                1995
                                              ----               ----                 ----                ----
REVENUES
     Product Sales                      $       355,144     $       313,704     $        871,213     $       540,122
     Royalty Income                              69,185                                   95,733
                                        ---------------     ---------------     ----------------     ---------------
                                                424,329             313,704              966,946             540,122
                                        ---------------     ---------------     ----------------     ---------------

OPERATING EXPENSES
     Manufacturing                              319,101             431,554              915,513             628,304
     General and administrative                 339,664           2,263,012            1,538,983           3,115,600
     Research and development                   103,860              38,025              214,130              64,016
     Marketing and selling                       88,068             148,357              345,901             234,371
     Depreciation and amortization              432,091             245,035            1,200,540             492,472
     Impairment of assets                             -                                        -             118,000
     Bad debt expense                             9,423                                   46,066             187,310
     Other                                                                                     -                 416
                                        ---------------     ---------------     ----------------     ---------------
                                              1,292,207           3,125,983            4,261,133           4,840,489
                                        ---------------     ---------------     ----------------     ---------------

LOSS FROM OPERATIONS                          (867,878)         (2,812,279)          (3,294,187)         (4,300,367)

OTHER EXPENSE (INCOME)
     Interest expense                            59,872              36,864              179,772             138,606
     Interest and other income                 (49,926)                 612             (68,675)            (95,447)
                                        ---------------     ---------------     ----------------     ---------------
                                                  9,946              37,476              111,097              43,159
                                        ---------------     ---------------     ----------------     ---------------

LOSS FROM CONTINUING
OPERATIONS                                    (877,824)         (2,849,755)         (3,405,284))         (4,343,526)
                                        ---------------     ---------------     ----------------     ---------------
INCOME (LOSS) FROM
DISCONTINUED OPERATIONS
     Income (Loss) from discontinued
     operations                                       -                   -                    -              36,346
     Loss on disposal of discontinued
     operations                                       -                   -                    -         (2,476,346)
                                        ---------------     ---------------     ----------------     ---------------
                                                                                                         (2,440,000)
                                        ---------------     ---------------     ----------------     ---------------
NET LOSS                                $     (877,824)     $   (2,849,755)     $    (3,405,284)     $   (6,783,526)
                                        ===============     ===============     ================     ===============
LOSS PER SHARE OF COMMON
STOCK

Loss from continuing operations         $         (.01)     $         (.03)     $          (.03)     $         (.07)
Net loss                                $         (.01)     $         (.03)     $          (.03)     $         (.11)
WEIGHTED-AVERAGE NUMBER                     138,070,993          81,684,714          111,796,957          63,546,760
OF COMMON SHARES OUT-
STANDING DURING THE PERIOD

"SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS"

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 1995 AND 1996

                                                                      Nine Months Ended
                                                              June 30, 1996        June 30, 1995
                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES                        $   (1,386,524)     $    (2,110,078)

CASH FLOWS FROM INVESTING ACTIVITIES                            (1,637,065)          (2,532,094)

CASH FLOWS FROM FINANCING ACTIVITIES                              2,916,169            4,952,738

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              21,616                    -
                                                              -------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        (85,804)              310,566
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                              138,293               54,018
                                                              -------------        -------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                   $        52,489     $        364,584
                                                              =============        =============



"SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Period Ended June 30, 1996

                                       Preferred Stock               Common Stock              Additional      Unearned
                                   ------------------------  ----------------------------       Paid-In       Consulting
                                    Shares         Amount       Shares           Amount         Capital          Fees
                                   ---------   ------------  ------------    ------------   -------------   --------------
BALANCE - SEPTEMBER 30, 1995       1,000,000   $  1,000,000    99,830,306    $  1,996,607   $  35,798,195   $  (1,910,166)

ISSUANCE OF COMMON STOCK FOR CASH
  Private offerings, net of stock
  issuance costs of $113,682
                                                               43,307,780         866,155       1,920,265

ISSUANCE OF COMMON STOCK
FOR SERVICES
  Investment Banking Fee                                        2,100,000          42,000         192,400

ISSUANCE OF COMMON STOCK
FOR ACQUISITION
  Novon International Inc.                                     11,000,000         220,000       1,540,000

COMMON STOCK RETIRED FOR
WARRANTS SUBJECT TO
REPURCHASE                                                   (12,515,000)       (250,300)     (1,241,300)

FOREIGN  CURR. TRANSLATION

NET LOSS
                                   ---------   ---------------------------------------------------------------------------

BALANCE - June  30, 1996           1,000,000    $ 1,000,000   143,723,086     $ 2,874,462    $ 38,209,560    $ (1,910,166)
                                   =========   ============  ============    ============   =============   ==============

                                                                     Cummulative
                                       Treasury     Accumulated      Translation
                                        Stock         Deficit        Adjustment
                                   -------------   ---------------   -----------
BALANCE - SEPTEMBER 30, 1995        $  (361,500)   $  (20,571,446)     $  4,966

ISSUANCE OF COMMON STOCK FOR CASH
  Private offerings, net of stock
  issuance costs of $113,682


ISSUANCE OF COMMON STOCK
FOR SERVICES
  Investment Banking Fee

ISSUANCE OF COMMON STOCK
FOR ACQUISITION
  Novon International Inc.

COMMON STOCK RETIRED FOR
WARRANTS SUBJECT TO
REPURCHASE                              (77,120)

FOREIGN  CURR. TRANSLATION                                               22,946

NET LOSS                                               (3,405,284)
                                   ---------------------------------------------

BALANCE - June  30, 1996             $ (438,620)    $ (23,976,730)     $ 27,912
                                   =============   ===============   ===========


"See accompanying notes to consolidated financial statements."

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Churchill Technology Inc. and its subsidiaries (the "Company") as of June 30, 1996 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

The interim financial information of the Company includes the results and accounts of its wholly-owned subsidiary, Churchill Technology (Isle of Man) Limited ("CTI-IOM") for the nine months ended June 30, 1995, after giving
effect to a reverse acquisition as described in Note C-Acquisitions.   As a
result of the provisions of the purchase agreement of CTI-IOM, the Company's wholly-owned subsidiary, Churchill USA, Inc., will be accounted for on the cost method. The interim financial information of the Company also includes the results and accounts of its wholly-owned subsidiary, Novon International, Inc. ("Novon") from the acquisition date of February 10, 1995 as described in Note C
- -Acquisitions.

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

NOTE B - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Excluded from the consolidated statements of cash flows for the periods ended June 30, 1996 and 1995 were the effects of certain non-cash investing and financing activities as follows:

                                                         1996               1995
                                                         ----               ----
Issuance of common stock for investment
banking fees                                     $    234,400       $    687,500
Issuance of warrants for the return of shares    $  1,491,600
Issuance of common stock for acquisitions
of Stark Industries Inc..                                           $  2,975,000
Issuance of common stock for acquisitions of
Novon International Inc.                         $  1,760,000       $  8,250,000
Conversion of convertible debentures to equity                      $  2,250,000
Issuance of common stock for offering costs                         $     61,359
Conversion of shareholders' loan to equity                          $  1,030,000

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash paid for interest or income taxes in periods ended June 30, 1996 and 1995 was $138,944 and $0 respectively.

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

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accordingly, the $8,250,000 purchase price was allocated to the assets and liabilities acquired based on their estimated fair values at the date of the acquisition as follows:

Current assets and liabilities (net)           $  (1,924,296)
Property and equipment                              2,458,131
Patents and related technology                     10,751,898
Other assets                                          467,944
Long-term debt, less current maturities           (1,197,437)
Notes payable, Churchill Technology Inc.          (2,306,240)
                                                  -----------
                                                $   8,250,000


NOTE D - CONTINGENCIES

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

NOTE E - STOCKHOLDERS' EQUITY

Common Stock Issued for Cash - In October 1995, the Company entered into an agreement with Discovery Capital, Inc. for a $1,000,000 private placement of up to 4,000,000 shares of restricted common stock of the Company. The Company sold 2,740,000 shares for net proceeds of $650,750

CHURCHILL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

and issued 137,000 shares as payment for 50% of the placement fee. In March 1996, the Company entered into an agreement with Fima Capital Corporation, Ltd., to place 50,000,000 shares of common stock at a minimum price of $0.05 per share. As of June 30, 1996, the Company had received net proceeds of $2,135,670 from the sale of 40,213,904 shares of common stock and issued 216,876 shares valued at $27,109 as payment for commissions.

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

NOTE F - SUBSEQUENT EVENTS

Sale of Preferred Stock-RX Medical - In July 1996, the Company sold its investment in RX Medical consisting of 600,217 shares of that company's Series A Preferred Stock for $450,000. The shares had a carrying value of $300,000.

CHURCHILL TECHNOLOGY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's acquisition strategy resulted in the acquisition of CTI-IOM in February 1994, Stark in December 1994 and Novon in February 1995. The Company has issued a total of 57,250,000 shares of Common Stock to complete these acquisitions. (In conjunction with the acquisition of Novon, the Company has agreed to provide financing to Novon.) This financing will enable Novon to acquire additional manufacturing equipment and capacity. A portion of the financing will be used to satisfy working capital requirements. As of June 30, 1996, an amount of $6,564,641 has been advanced to Novon.

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

In March 1995, the Company entered into an agreement with a financial consulting group to act as its financial advisor with respect to identifying and evaluating various financing opportunities. The financial consulting group is assisting the Company to raise working capital up to a minimum aggregate value of $10 million, and the Company will pay a fee equal to 10% of the principal amount of financing. Furthermore, the Company agreed to issue to the financial consulting group, a total of 6,000,000 shares of common stock. The Company has paid cash commissions of $107,680 through September 30, 1995, pursuant to this agreement. On July 5, 1995, the Company issued 200,000 shares valued at $100,000 in conjunction with commissions due. Additionally, on July 5, 1995, the Company issued 6,000,000 shares valued at $2,389,500 pursuant to this agreement. The Company has recorded $479,334 in stock issuance costs which have been offset against proceeds from the sale of Common

CHURCHILL TECHNOLOGY INC.

Stock in private offerings pursuant to this agreement and it has recorded $1,910,166 as unearned consulting fees.

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

Additionally, Robert Downie, the Chairman, President and Chief Executive Officer of the Company made loans to Novon. The loans are due on demand and total $250,337 at June 30, 1996. Of this amount, $106,726 bears interest at 8% and $143,611 bears interest at 12% as of June 30, 1996. The notes have no payments due in 1996. Also, Mr. Downie has personal assets collateralizing Company loans totaling $397,100 and personal guarantees on Company loans totaling $1,469,570 at June 30, 1996. In January 1996, the wife of the President loaned an additional $162,900, which carries a 15% interest rate and matures December 31, 1996. Additionally, Fima Capital loaned the Company $200,000 at no interest and no stated maturity date to be paid from future fundings.

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

In March 1996, the Company entered into an agreement with Fima Capital to place 50,000,000 shares of Common Stock at a minimum price of $0.05 per share. At July 25, 1996, the Company has received proceeds of $2,293,183 less issuance costs of $72,582 from the sale of 41,332,304 shares of Common Stock.

The Company and its principal subsidiary Novon have working capital deficiencies, net deficit and losses in recent and current periods. Working capital deficiencies were $3,271,024 at June 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's strategic and business plans include the start-up of a new production line for its Novon(R) and Aqua-Novon(R) products currently under way and significant investment in marketing and working capital for these products. The Company's forecasts show losses and a negative liquidity position that will continue to accrue until such time as sales volumes are significantly higher. The Company expects to reach cash positive operations on a running rate basis within the next twelve months, while profit and loss break-even will take a few months longer. There can be no assurances that unanticipated problems will not develop which will negatively impact the execution of its strategic and business plans or that acceptance of its products in the market will be sufficient to attain the required sales levels to reach positive liquidity or operational break-even.

CHURCHILL TECHNOLOGY INC.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1996 and 1995

The consolidated statement of operations for the three months ended June 30, 1996 include the results of operations of Novon only. The consolidated statement of operations for the three months ended June 30, 1995 include the results of operations of Novon and Stark from the acquisition date, and the historical results of CTI-IOM using the accounting treatment consistent with a reverse acquisition. Accordingly, the historical statement of operations for CUSA has not been included in the consolidated statement of operations due, in part, to the CUSA investment being recorded on the cost basis. In conjunction with the sale of CHC, the operations for CHC are included as discontinued operations.

Revenues

During the quarter ended June 30, 1996, the Company recorded revenues of $355,329 as compared to $313,704 in the quarter ended June 30, 1995. These revenues are a result of sales of its biodegradable and related products and include $185 in royalty income from the licensing of its technology.

Expenses

Manufacturing expenses were $319,101 compared with $431,554 in the comparable period in 1995. Manufacturing expenses include raw materials, direct and indirect manufacturing costs, excluding depreciation, associated with the production of biodegradable additives, compounds and related products. Manufacturing costs in 1996 include costs associated with a new production line for the manufacture of NOVON(R) compounds which is in the process of commissioning and is not yet in commercial production.

For the quarter ended June 30, 1996, general and administrative expenses were $339,667, which represents a decrease of $1,923,345 from the comparable quarter in 1995. The decrease is attributable to several non-recurring items recorded in the quarter ended June 30, 1995. The items include $250,000 severance to the former president of the Company, settlement of a long term consulting contract for $450,000 and payment of an investment banking fee of $687,500.
All non-recurring items were paid in common stock of the Company. In February 1995, the Company closed the offices of CTI-IOM which further attributed to decreases in the quarer ended June 30, 1996. Overall general and administrative expenses continue to decrease as the Company recognizes the benefits of consolidating corporate activities at the Novon facility.

Marketing and selling expenses for the quarter ended June 30, 1996 were $88,068, a decrease of approximately $60,000 from the comparable quarter in
1995.   These expenses are expected to increase in the future as the Company continues to develop the biodegradable market for its products. Research and development expenses increased by $65,835 compared with the same period a year ago. This increase is associated with ongoing development activities at Novon.

CHURCHILL TECHNOLOGY INC.

Depreciation and amortization expense increased by $187,056 compared to the same period a year ago. This increase is associated with increases in equipment and intellectual property associated with the operations of Novon.


Nine Months Ended June 30, 1996 and 1995

Revenues

During the nine months ended June 30, 1996, the Company recorded revenues of $897,946 as compared to $540,122 for the nine months ended June 30, 1995. These revenues are a result of sales of its biodegradable and related products and include $26,733 in royalty income from the licensing of its technology.

Expenses

During the nine months ended June 30, 1996, manufacturing expenses were $915,513 compared to $628,304 a year ago. Manufacturing expenses include raw materials, labor, direct and indirect manufacturing costs, excluding depreciation, associated with the production of biodegradable additives, compounds and related products. Manufacturing expenses for the period ended June 30, 1995 represents five months of results of Novon subsequent to the acquisition.

During the nine months ended June 30, 1996, the Company incurred general and administrative expenses of $1,538,986 which represents a decrease of $1,576,617 from the comparable period in 1995. The decrease is due to several non-recurring items such as $250,000 severance to the former president of the Company, a settlement of a long term consulting contract for $450,000 and payment of an investment banking fee of $687,500. All non-recurring items were paid in common stock of the Company. An additional decrease of $368,253 occurred in conjunction with CTI-IOM office and activities. In Februrary, 1995, the Company closed the offices of CTI-IOM. The decrease is offset by an increase of general and administrative expenses of approximately $582,000 incurred by Novon in conjunction with its office and activities. This increase represents nine months of activity compared to five months of activity of Novon subsequent to the acquisition on February 10, 1995.

Marketing and selling expenses for the nine months ended June 30, 1996 increased by $111,530 compared to a year ago. The increase is expected as the Company continues to develop the biodegradable market for its products. Research and development expenses increased by $150,114 compared to a year ago as Novon continues its development activities.

Depreciation and amortization expense increased by $708,068 compared to a year ago. This increase is associated with increases in equipment and intellectual property associated with the Novon operations.

CHURCHILL TECHNOLOGY INC.

In conjunction with the sale of CHC, the Company recorded the results of operations of CHC as discontinued operations. Accordingly the net loss for the nine months ended June 30, 1995 was $2,440,000. This compares with no losses from discontinued operations in the nine months ended June 30, 1996.

Cash Flows

During the nine months ended June 30, 1996, the Company's primary sources of liquidity were cash provided by the issuance of common stock and proceeds from notes payable.

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

Net cash used in operating activities was $1,386,524 for the nine months ended June 30, 1996 compared to $2,110,078 the same period a year ago. This is primarily a result of a decrease in net losses.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $895,029 for the nine months ended June 30, 1996 compared to a year ago. Significant cash uses in the nine months ended June 30, 1995 included a $2.1 million advance to Novon used primarily to purchase the intellectual property from Warner-Lambert and $315,000 in cash used to acquire Stark. Additions to property and equipment totaled $48,567 for the nine months ended June 30, 1995 compared to $400,967 for the period ended June 30, 1996. The increase in cash used for property and equipment related to the installation of the Novon production line. Additions to patents totaled $1,236,098 for the nine months ended June 30, 1996. Of this total, $1,188,818 represents the acquisition of the royalty stream, patents and trademarks for Japan, Australia and New Zealand from Warner-Lambert.

Cash Flows from Financing Activities

The Company's primary source of liquidity for the nine months ended June 30, 1996 was provided by the sale of common stock, which generated net proceeds of
$2,786,420.   During the nine months ended June 30, 1995 cash was provided by the sale of common stock, the issuance of convertible debentures and proceeds from related party notes payable. Any funding requirements for operating cash and capital expenditures in excess of cash generated from future operations will be supplemented by the issuance of common stock, trade finance lines of credit and medium-term financings.

PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Number           Description
     ------           -----------
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

                                             CHURCHILL TECHNOLOGY INC.




Date  8/13/96                                /s/
    -------------------------------          ---------------------------------
                                             Bertha H. Mitchell
                                             Chief Financial and Accounting
                                             Officer